Form 10-Q
period 2015-03-31
FIRST SECURITY GROUP INC/TN
filed 2015-05-08
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value: 66,805,259 shares outstanding and issued as of May 8, 2015

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014	March 31, 2014
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$14,486	$18,447	$7,896
Interest Bearing Deposits in Banks	7,569	29,582	11,503
Cash and Cash Equivalents	22,055	48,029	19,399
Securities Available-for-Sale	91,962	95,571	120,087
Securities Held-to-Maturity, at amortized cost (fair value - $124,563 at March 31, 2015, $128,058 at December 31, 2014 and $132,695 at March 31, 2014)	119,224	124,485	131,819
Loans Held-for-Sale	23,347	72,242	35,503
Loans	734,478	663,622	604,859
Less: Allowance for Loan and Lease Losses	8,650	8,550	9,200
Net Loans	725,828	655,072	595,659
Premises and Equipment, net	29,318	28,347	28,143
Bank Owned Life Insurance	29,362	29,204	28,649
Other Real Estate Owned	4,199	4,511	7,067
Other Assets	13,983	12,783	14,179
TOTAL ASSETS	$1,059,278	$1,070,244	$980,505

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014	March 31, 2014
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$160,128	$159,996	$150,075
Interest Bearing Demand	117,557	111,021	100,495
Savings and Money Market Accounts	265,269	258,694	204,007
Certificates of Deposit less than $250 thousand	244,891	248,140	284,931
Certificates of Deposit of $250 thousand or more	20,738	22,463	29,765
Brokered Deposits	114,969	105,299	72,559
Total Deposits	923,552	905,613	841,832
Securities Sold under Agreements to Repurchase	13,292	12,750	12,661
Other Borrowings	24,500	56,000	37,585
Other Liabilities	7,208	5,901	3,773
Total Liabilities	968,552	980,264	895,851
SHAREHOLDERS’ EQUITY
Common Stock – $.01 par value – 150,000,000 shares authorized; 66,805,259 shares issued as of March 31, 2015, 66,826,134 issued as of December 31, 2014, and 66,635,101 issued as of March 31, 2014	766	766	764
Paid-In Surplus	197,908	197,614	196,841
Accumulated Deficit	(101,085)	(101,625)	(104,087)
Accumulated Other Comprehensive Loss	(6,863)	(6,775)	(8,864)
Total Shareholders’ Equity	90,726	89,980	84,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,059,278	$1,070,244	$980,505

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2015	2014
INTEREST INCOME
Loans, including fees	$8,456	$7,016
Investment Securities – taxable	841	1,060
Investment Securities – non-taxable	78	240
Other	18	13
Total Interest Income	9,393	8,329
INTEREST EXPENSE
Interest Bearing Demand Deposits	47	47
Savings Deposits and Money Market Accounts	203	130
Certificates of Deposit	474	613
Brokered Deposits	310	561
Other	27	53
Total Interest Expense	1,061	1,404
NET INTEREST INCOME	8,332	6,925
Provision (Credit) for Loan and Lease Losses	707	(972)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES	7,625	7,897
NONINTEREST INCOME
Service Charges on Deposit Accounts	674	741
Gain on Sales of Loans Originated to be Held-for-Sale	212	180
Gain on Sales of Securities Available-for-Sale	8	371
Gain on Sales of Loans Transferred to Held-for-Sale	1,060	—
Other	2,527	1,343
Total Noninterest Income	4,481	2,635
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,420	5,274
Expense on Premises and Fixed Assets, net of rental income	1,463	1,377
Other	4,538	3,794
Total Noninterest Expense	11,421	10,445
INCOME BEFORE INCOME TAX PROVISION	685	87
Income Tax Provision	145	132
NET INCOME (LOSS)	$540	$(45)
NET INCOME (LOSS) PER SHARE:
Net Income (Loss) Per Share – Basic	$0.01	$(0.00)
Net Income (Loss) Per Share – Diluted	$0.01	$(0.00)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net income (loss)	$540	$(45)
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	185	634
Reclassification adjustment for securities (gains) losses realized in income	(8)	(371)
Unrealized gains (losses) on available-for-sale securities	177	263
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	407	482
Changes from securities held-for-maturity	407	482
Cash flow hedges:
Net unrealized derivative (losses) gains on cash flow hedges	(672)	1
Changes from cash flow hedges	(672)	1
Other comprehensive income (loss), net of tax	(88)	746
Comprehensive income	$452	$701

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(in thousands)	Shares	Amount	Paid-In Surplus	Accumulated Deficit		Total
Balance - December 31, 2014	66,826	$766	$197,614	$(101,625)	$(6,775)	$89,980
Net Income	—	—	—	540	—	540
Other Comprehensive Income	—	—	—	—	(88)	(88)
Share-Based Compensation, net of forfeitures	(21)	—	294	—	—	294
Balance - March 31, 2015	66,805	$766	$197,908	$(101,085)	$(6,863)	$90,726

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$540	$(45)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Provision (credit) for Loan and Lease Losses	707	(972)
Amortization, net	299	370
Share-Based Compensation	294	305
Depreciation	438	411
Gain on Sales of Loans Originated to be Held-For-Sale	(212)	(180)
Gain on Sales of Loans Transferred to Held-For-Sale	(1,060)	—
Gain on Sales of Available-for-Sale Securities	(8)	(371)
Net loss on Sales of Other Real Estate Owned and Repossessions, net	3	10
Write-down of Other Real Estate Owned and Repossessions	143	309
Accretion of Fair Value Adjustment, net	—	(17)
Loans Originated to be Held-for-Sale	(4,317)	(4,148)
Sale of Loans Originated to be Held-for-Sale	5,328	2,450
Changes in Operating Assets and Liabilities -
Interest Receivable	29	239
Other Assets	(1,428)	(717)
Interest Payable	93	(202)
Other Liabilities	526	(162)
Net Cash Provided by (Used in) Operating Activities	1,375	(2,720)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Securities Available-for-Sale:
Maturities, Prepayments and Calls	3,503	4,583
Sales	2,008	48,472
Purchases	(1,966)	—
Activity in Securities Held-to-Maturity:
Maturities, Prepayments and Calls	5,668	1,231
Loan Originations and Principal Collections, net	(83,782)	(55,852)
Proceeds from Sale of Loans	61,455	—
Proceeds from Sales of Other Real Estate and Repossessions	200	1,211
Additions to Premises and Equipment	(1,409)	(666)
Capital Improvements to Other Real Estate and Repossessions	(7)	(17)
Net Cash Used in Investing Activities	(14,330)	(1,038)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	17,939	(15,437)
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	542	141
Net (Decrease) Increase of Other Borrowings	(31,500)	17,585
Net Cash (Used in) Provided by Financing Activities	(13,019)	2,289
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,974)	(1,469)
CASH AND CASH EQUIVALENTS – beginning of period	48,029	20,868
CASH AND CASH EQUIVALENTS – end of period	$22,055	$19,399

	Three Months Ended
	March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transferred to OREO and repossessions	$36	$375
Transfers of loans to loans held for sale at lower of cost or market value	$21,832	$33,584
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$968	$1,606
Income taxes paid	$115	$153

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
The consolidated financial statements include the accounts of First Security Group, Inc. ("First Security" , "FSG" or the "Company") and FSGBank, N.A. ("FSGBank" or the "Bank"), its wholly owned subsidiary bank. All significant intercompany balances and transactions have been eliminated.
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Developments
On March 25, 2015, First Security Group, Inc. and Atlantic Capital Bancshares, Inc. ("Atlantic Capital") jointly announced the signing of a definitive merger agreement pursuant to which Atlantic Capital will acquire First Security (the "Merger"). The transaction has been unanimously approved by the board of directors of each company. On March 27, 2015, First Security filed a Current Report on Form 8-K that provides additional details relating to the merger agreement. A copy of the agreement is filed as Exhibit 2.1 to such Form 8-K.
Under terms of the agreement, Atlantic Capital will purchase First Security for total consideration of approximately $160 million. FSG shareholders may elect cash equal to $2.35 per share, stock based on a fixed exchange ratio of 0.188 shares of Atlantic Capital common stock for each FSG share or any combination thereof. Atlantic Capital intends to register its shares with the SEC and seek a listing on NASDAQ concurrent with the closing of the transaction. The transaction is expected to close in the third or fourth quarter of 2015 and is subject to Atlantic Capital and First Security shareholder approval, regulatory approval and other conditions set forth in the merger agreement.

NOTE 2 – REGULATORY CAPITAL
Regulatory Capital Ratios
Banks and bank holding companies, as regulated institutions, are subject to various regulatory capital requirements administered by the OCC and Federal Reserve, the primary federal regulators for FSGBank and the Company, respectively. The OCC and Federal Reserve have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. Regulatory capital guidelines require that capital be measured in relation to the credit and market risks of both on- and off-balance-sheet items as calculated under regulatory accounting practices. On January 1, 2015, the Company became subject to Basel III rules, which include transition provisions through January 1, 2019. Under Basel III, total capital consist of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of Common Equity Tier 1 Capital and additional Tier 1 capital.
The transition provisions include important differences in determining the composition of regulatory capital between the Basel I Rules and Basel III rules including, changes in capital deductions related to the Company's deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These changes will be impacted by, among other things, future changes in interest rates, overall earnings performance and company actions. Changes to the composition of regulatory capital under Basel III, as compared to the Basel I rules, are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2019. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized.

Common Equity Tier 1 Capital primarily includes qualifying common shareholders' equity, retained earnings, accumulated other comprehensive income and certain minority interest. Goodwill, disallowed intangible assets and certain disallowed deferred tax assets are excluded from Common Equity Tier 1 Capital.
Additional Tier 1 capital primarily includes qualifying non-cumulative preferred stock, trust preferred securities subject to phase-out and certain minority interests. Certain deferred tax assets are also excluded.
Tier 2 capital primarily consists of qualifying subordinated debt, a limited portion of the allowance for loan and lease losses, trust preferred securities subject to phase-out and reserves for unfunded lending commitments. The Company's total capital is the sum of Tier 1 capital plus Tier 2 capital.
To meet adequately capitalized regulatory requirements, an institution must maintain a Common Equity Tier 1 Capital of 4.5%, a Tier 1 capital ratio of 6.0% and a Total capital ratio of 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. The Bank must maintain a Tier 1 leverage ratio of at least 5.0% to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company's consolidated financial statements.
The Basel III rules also introduced a capital conservation buffer which will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.
The Basel III rules were implemented and are reflected in the March 31, 2015 capital levels and ratios in the tables below. The Company opted out of the AOCI treatment under the new requirements and, as such, unrealized security gains and losses will continue to be excluded from bank regulatory capital.

The following table presents capital ratios for the Company and FSGBank at March 31, 2015, December 31, 2014 and March 31, 2014:
CAPITAL RATIOS

First Security Group, Inc.	Actual		Capital Adequacy		Excess
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1Capial (to risk weighted assets)	97,505	11.5%	38,207	4.5%	59,298	7.0%
Tier 1 capital (to risk weighted assets)	97,505	11.5%	50,942	6.0%	46,563	5.5%
Total capital (to risk weighted assets)	106,463	12.5%	67,923	8.0%	38,540	4.5%
Tier 1 leverage ratio	97,505	9.1%	42,791	4.0%	54,714	5.1%

December 31, 2014
Tier 1 capital (to risk weighted assets)	92,928	11.9%	25,264	4.0%	67,664	7.9%
Total capital (to risk weighted assets)	101,475	13.0%	50,529	8.0%	50,946	5.0%
Tier 1 leverage ratio	92,928	9.4%	44,879	4.0%	48,049	5.4%

March 31, 2014
Tier 1 capital (to risk weighted assets)	93,236	12.9%	29,014	4.0%	64,222	8.9%
Total capital (to risk weighted assets)	102,308	14.1%	58,027	8.0%	44,281	6.1%
Tier 1 leverage ratio	93,236	9.6%	38,684	4.0%	54,552	5.6%

FSGBank	Actual		Well Capitalized		Excess
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1Capial (to risk weighted assets)	92,641	10.91%	55,192	6.5%	37,449	4.4%
Tier 1 capital (to risk weighted assets)	92,641	10.91%	67,929	8.0%	24,712	2.9%
Total capital (to risk weighted assets)	101,599	11.97%	84,912	10.0%	16,687	2.0%
Tier 1 leverage ratio	92,641	8.66%	53,489	5.0%	39,152	3.7%

December 31, 2014
Tier 1 capital (to risk adjusted assets)	86,781	11.31%	39,192	6.0%	47,589	5.3%
Total capital (to risk adjusted assets)	95,264	12.40%	65,319	10.0%	29,945	2.4%
Tier 1 leverage ratio	86,781	8.88%	55,983	5.0%	30,798	3.9%

March 31, 2014
Tier 1 capital (to risk adjusted assets)	87,433	12.1%	43,475	6.0%	43,958	6.1%
Total capital (to risk adjusted assets)	96,080	13.3%	72,459	10.0%	23,621	3.3%
Tier 1 leverage ratio	87,433	9.0%	48,355	5.0%	39,078	4.0%

NOTE 3 –OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive income (loss) balances for the applicable periods.
Changes in Accumulated Other Comprehensive Income (Loss) from December 31, 2014 to March 31, 2015

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2014	$(135)	$(492)	$(6,148)	$(6,775)
Other comprehensive income (loss) before reclassifications	(672)	185	—	(487)
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	407	407
Reclassification adjustment for securities gain realized in income	—	(8)	—	(8)
Net current period other comprehensive income (loss)	(672)	177	407	(88)
Ending balance, March 31, 2015	$(807)	$(315)	$(5,741)	$(6,863)

Changes in Accumulated Other Comprehensive Income (Loss) from December 31, 2013 to March 31, 2014

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2013	$(37)	$(1,630)	$(7,943)	$(9,610)
Other comprehensive loss before reclassifications	1	634	—	635
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	482	482
Reclassification adjustment for securities gain realized in income	—	(371)	—	(371)
Net current period other comprehensive income (loss)	1	263	482	746
Ending balance, March 31, 2014	$(36)	$(1,367)	$(7,461)	$(8,864)

For the three months ended March 31, 2015 and 2014, no amounts were reclassified into interest income due to gains on derivatives. For the three months ended March 31, 2015 and 2014, there were $8 thousand and $371 thousand, respectively, of gains reclassified from unrealized gains (losses) on available-for-sale securities to earnings as a result of sales during the period.

During 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity classification. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified out of accumulated other comprehensive loss over the remaining life of the security. For the three months ended March 31, 2015 and 2014, approximately $407 thousand and $482 thousand, respectively, of the unrealized loss was reclassified out of accumulated other comprehensive loss.

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

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$540	$(45)
Dividends and undistributed earnings allocated on participating securities	(7)	—
Net income available (loss allocated)	$533	$(45)
Denominator:
Weighted average common shares outstanding including participating securities	66,819	66,229
Less: Participating securities	887	503
Weighted average basic common shares outstanding	65,932	65,726
Effect of diluted securities:
Weighted average diluted common shares outstanding	65,932	65,726
Net earnings per share:
Basic	$0.01	$—
Diluted	$0.01	$—
As of March 31, 2015 and 2014 a total of 2.6 million and 2.4 million stock options and restricted stock grants were considered anti-dilutive, respectively.

NOTE 5 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015
Debt securities—
Mortgage-backed—residential	$81,424	$865	$224	$82,065
Municipals	3,831	21	5	3,847
Other	6,049	10	9	6,050
Total	$91,304	$896	$238	$91,962

December 31, 2014
Debt securities—
Mortgage-backed—residential	$82,686	$790	$350	$83,126
Municipals	4,355	20	12	4,363
Other	8,048	39	5	8,082
Total	$95,089	$849	$367	$95,571

March 31, 2014
Debt securities—
Mortgage-backed—residential	$78,451	$806	$1,000	$78,257
Municipals	20,670	334	101	20,903
Other	21,359	—	432	20,927
Total	$120,480	$1,140	$1,533	$120,087

The following table presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses.

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
March 31, 2015
Debt securities—
Federal agencies	$56,864	$1,855	$61	$58,658
Mortgage-backed—residential	35,202	1,165	—	36,367
Municipals	27,158	2,387	7	29,538
Total	$119,224	$5,407	$68	$124,563

December 31, 2014
Debt securities—
Federal agencies	$60,537	$1,191	$278	$61,450
Mortgage-backed—residential	36,798	809	13	37,594
Municipals	27,150	1,878	14	29,014
Total	$124,485	$3,878	$305	$128,058

March 31, 2014
Debt securities—
Federal agencies	$63,826	$402	$612	$63,616
Mortgage-backed—residential	40,902	256	94	41,064
Municipals	27,091	928	4	28,015
Total	$131,819	$1,586	$710	$132,695

During 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity portfolio. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified into accumulated other comprehensive income are amortized over the life of the security. No gain or loss was recognized at the time of the transfer. For the three months ended March 31, 2015 and 2014, approximately $407 thousand and $482 thousand, respectively, of the unrealized loss was reclassified out of accumulated other comprehensive income.
During the three months ended March 31, 2015, the Company sold one corporate bond resulting in proceeds of approximately $2.0 million and a gross gain of $8 thousand.
During the three months ended March 31, 2014, the Company sold twenty-one tax exempt municipal securities resulting in proceeds of approximately $10.1 million and gross gains of $204 thousand and gross losses of $221 thousand, eighteen federal agency securities resulting in proceeds of approximately $29.4 million and gross gains of $456 thousand and gross losses of $269 thousand, five mortgage-backed securities resulting in proceeds of $5.0 million and gross gains of $162 thousand and no gross losses, and the Company sold one SBA pool security resulting in proceeds of $4.0 million, gross gains of $39 thousand with no losses.
At March 31, 2015, December 31, 2014 and March 31, 2014, securities with a carrying value of $43.0 million, $35.5 million and $35.2 million, respectively, were pledged to secure public deposits. At March 31, 2015, December 31, 2014 and March 31, 2014, the carrying amount of securities pledged to secure repurchase agreements was $15.2 million, $16.5 million and $13.6 million, respectively. At March 31, 2015, December 31, 2014 and March 31, 2014, securities of $5.0 million, $5.0 million and $6.9 million were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At March 31, 2015, December 31, 2014 and March 31, 2014 the carrying amount of securities pledged to secure lines of credit with the Federal Home Loan Bank (the "FHLB") totaled $89.6 million, $96.0 million and $103.7 million, respectively. At March 31, 2015, pledged and unpledged securities totaled $152.7 million and $58.5 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at March 31, 2015.

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$725	$726	$—	$—
Over 1 year through 5 years	2,368	2,370	19,398	20,069
5 years to 10 years	6,262	6,266	47,767	50,121
Over 10 years	525	535	16,857	18,006
	9,880	9,897	84,022	88,196
Mortgage-backed residential securities	81,424	82,065	35,202	36,367
Total	$91,304	$91,962	$119,224	$124,563

Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of the Company's held-to-maturity investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015, December 31, 2014 and March 31, 2014.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2015
Mortgage-backed—residential	$4,036	$30	$28,891	$194	$32,927	$224
Municipals	—	—	630	5	630	5
Other	—	—	2,991	9	2,991	9
Totals	$4,036	$30	$32,512	$208	$36,548	$238
December 31, 2014
Mortgage-backed—residential	$4,553	$29	$34,715	$321	$39,268	$350
Municipals	—	—	625	12	625	12
Other	—	—	2,995	5	2,995	5
Totals	$4,553	$29	$38,335	$338	$42,888	$367
March 31, 2014
Mortgage-backed—residential	$60,674	$1,000	$—	$—	$60,674	$1,000
Municipals	3,633	83	567	18	4,200	101
Other	20,869	429	58	3	20,927	432
Totals	$85,176	$1,512	$625	$21	$85,801	$1,533

	Less than 12 months		12 months or greater		Totals
Held-To-Maturity	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(in thousands)
March 31, 2015
Federal agencies	$—	$—	$10,406	$61	$10,406	$61
Mortgage-backed—residential	—	—	—	—	—	—
Municipals	530	7	—	—	530	7
Totals	$530	$7	$10,406	$61	$10,936	$68

December 31, 2014
Federal agencies	$—	$—	$15,102	$278	$15,102	$278
Mortgage-backed—residential	—	—	8,022	13	8,022	13
Municipals	565	14	—	—	565	14
Totals	$565	$14	$23,124	$291	$23,689	$305

March 31, 2014
Federal agencies	$32,895	$612	$—	$—	$32,895	$612
Mortgage-backed—residential	16,813	94	—	—	16,813	94
Municipals	799	4	—	—	799	4
Totals	$50,507	$710	$—	$—	$50,507	$710

As of March 31, 2015, the Company performed an impairment assessment of the available-for-sale and held-to-maturity securities in its portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of March 31, 2015, gross unrealized losses in the Company’s available-for-sale portfolio totaled $238 thousand, compared to $367 thousand as of December 31, 2014 and $1.5 million as of March 31, 2014. As of March 31, 2015, gross unrecognized losses in the Company's held-to-maturity portfolio totaled $68 thousand compared to $305 thousand as of December 31, 2014 and $710 thousand as of March 31, 2014. As of March 31, 2015, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of fourteen securities), municipals (consisting of one security) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of eleven securities), municipals (consisting of seventeen securities) and federal agencies (consisting of twenty-two securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between March 31, 2014 and March 31, 2015, the rate on the 10-year U.S. Treasury decreased from approximately 2.73% to 1.94%. As this represented a decrease in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to one corporate note. The unrealized loss in the corporate note is primarily due to changes in interest rates subsequent to purchase. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at March 31, 2015 are considered temporary.
On December 10, 2013, the Federal Reserve and other regulators jointly issued a proposed rule implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.” We continue to monitor and review applicable regulatory guidance on the implementation of the Volcker Rule. The Federal Reserve Board granted an extension for conformance until July 21, 2017 and announced that it intends to exercise its authority to give banking entities two additional one-year extensions to conform their ownership interests in and sponsorship of certain collateralized loan obligations (“CLOs”) covered by the Volcker Rule.
As of March 31, 2015, the Company has identified approximately $11.2 million of collateralized loan obligations ("CLOs") within its investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, the Company would have to sell the securities prior to the compliance date of July 21, 2017. At this time, the Company continues to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in the Company's portfolio to determine whether such CLOs will remain permitted investments. The unrealized gain as of March 31, 2015 for the Company's CLOs totaled $51 thousand.

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
Residential loans held-for-sale by the Company's mortgage department totaled $1.5 million, $2.3 million and $1.9 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.
The Company's government lending department had loans held-for-sale at March 31, 2015 of approximately $1.1 million. This amount represents the portion of the SBA loan the Company intends to sell to third parties. Sales of SBA loans have generated income of approximately $14 thousand and $22 thousand for the three months ended March 31, 2015 and 2014, respectively.
During the first quarter of 2015, the Company identified a group of commercial real estate loans to be sold to third parties from the TriNet division. These loans were transferred from loans held-for-investment to the loans held-for-sale at the lower of cost or market value of $18.6 million, which was net of an allowance of $26 thousand. During the first quarter of 2015, the Company also identified a group of residential 1-4 family loans to be sold to a third party. These loans were transferred from loans held-for-investment to loans held-for-sale at a market value of $2.1 million, which was net of an allowance of $20 thousand. The sale of these loans is expected to take place in the second quarter of 2015. During the first quarter of 2014, the Company identified a group of commercial real estate loans to be sold to third parties from the TriNet division. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $33.6 million, which was net of an allowance of approximately $100 thousand. During the third quarter of 2014, the Company identified additional commercial real estate loans from the TriNet division to sell. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $45.6 million, which was net of an allowance of approximately $148 thousand. A portion of the loans transferred during 2014 were sold in the first quarter of 2015 resulting in a gain of approximately $1.0 million for the three months ended March 31, 2015.

Loans held-for-sale by type are summarized as follows:

	March 31, 2015	December 31, 2014	March 31, 2014
Loans secured by real estate—	(in thousands)
Residential 1-4 family originated to be held-for-sale	$1,515	$2,298	$1,919
Residential 1-4 family transferred to held-for-sale	2,135	—	—
SBA commercial real estate originated to be held-for-sale	343	—	—
Commercial real estate loans transferred to held-for-sale	18,565	69,662	33,584
Total real estate loans held-for-sale	22,558	71,960	35,503
SBA commercial and industrial loans originated to be held-for-sale	789	—	—
Commercial Loans	—	282	—
Total loans held-for-sale	$23,347	$72,242	$35,503

All loans held-for-sale at March 31, 2015, December 31, 2014 and March 31, 2014 were rated as pass and no loans were past due or classified as non-accrual.

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	March 31, 2015	December 31, 2014	March 31, 2014
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$189,493	$181,655	$147,672
Commercial	354,711	314,843	304,561
Construction	50,912	47,840	41,664
Multi-family and farmland	18,559	18,108	16,900
	613,675	562,446	510,797
Commercial loans	94,600	73,985	63,900
Consumer installment loans	20,344	22,539	24,108
Other	5,859	4,652	6,054
Total loans	734,478	663,622	604,859
Allowance for loan and lease losses	(8,650)	(8,550)	(9,200)
Net loans	$725,828	$655,072	$595,659

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
Included in the Company's loan portfolio are government guaranteed loans the Company purchased totaling $49.0 million, $51.3 million and $50.6 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Due to the nature of these loans, there is no specific or general allocation calculated or included in the allowance for loan and lease losses for this group of loans. These loans are reported within the appropriate classification, primarily commercial loans or commercial real estate loans.
The following table presents an analysis of the activity in the allowance for loan and lease losses for the three months ended March 31, 2015 and 2014. The provision for loan and lease losses in the tables below do not include the Company’s provision accrual for unfunded commitments of $2 thousand and $6 thousand for the three months ended March 31, 2015 and 2014, respectively. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $308 thousand, $306 thousand and $288 thousand at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Allowance for Loan and Lease Losses
For the Three Months Ended March 31, 2015

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, December 31, 2014	$2,617	$2,865	$716	$714	$795	$688	$6	$149	$8,550
Charge-offs	(12)	—	—	—	(568)	(331)	—	—	(911)
Recoveries	32	6	193	6	12	98	3	—	350
Provision (Credit)	(174)	74	(218)	(204)	966	325	(2)	(60)	707
Allowance for loans transfered to held-for-sale	(20)	(26)	—	—	—	—	—	—	(46)
Ending balance, March 31, 2015	$2,443	$2,919	$691	$516	$1,205	$780	$7	$89	$8,650

Allowance for Loan and Lease Losses
For the Three Months Ended March 31, 2014

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Total
	(in thousands)
Beginning balance, December 31, 2013	$4,063	$3,299	$899	$916	$970	$342	$11	$10,500
Charge-offs	(194)	(176)	—	—	(6)	(129)	(29)	(534)
Recoveries	82	8	61	4	17	86	48	306
Provision (Credit)	(528)	(149)	(103)	(189)	(227)	246	(22)	(972)
Allowance for loans transferred to held-for-sale	—	(100)	—	—	—	—	—	(100)
Ending balance, March 31, 2014	$3,423	$2,882	$857	$731	$754	$545	$8	$9,200

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of March 31, 2015.
As of March 31, 2015

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$868	$—	$2,014	$116	$—	$—	$62	$—	$2,944	$116
Collectively evaluated	188,625	2,443	352,697	2,803	50,912	691	18,497	516	610,731	6,453
Total evaluated	$189,493	$2,443	$354,711	$2,919	$50,912	$691	$18,559	$516	$613,675	$6,569

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$638	$—	$250	$—	$—	$—	$—	$—	$3,832	$116
Collectively evaluated	93,962	1,205	20,094	780	5,859	7	—	89	730,646	8,534
Total evaluated	$94,600	$1,205	$20,344	$780	$5,859	$7	$—	$89	$734,478	$8,650

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2014.
As of December 31, 2014

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$107	$—	$956	$—	$—	$—	$—	$—	$1,063	$—
Collectively evaluated	181,548	2,617	313,887	2,865	47,840	716	18,108	714	561,383	6,912
Total evaluated	$181,655	$2,617	$314,843	$2,865	$47,840	$716	$18,108	$714	$562,446	$6,912

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$218	$—	$—	$—	$—	$—	$—	$—	$1,281	$—
Collectively evaluated	73,767	795	22,539	688	4,652	6	—	149	662,341	8,550
Total evaluated	$73,985	$795	$22,539	$688	$4,652	$6	$—	$149	$663,622	$8,550

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of March 31, 2014.
As of March 31, 2014

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$769	$9	$1,863	$551	$—	$—	$—	$—	$2,632	$560
Collectively evaluated	146,903	3,414	302,698	2,331	41,664	857	16,900	731	508,165	7,333
Total evaluated	$147,672	$3,423	$304,561	$2,882	$41,664	$857	$16,900	$731	$510,797	$7,893

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$300	$—	$—	$—	$—	$—	$—	$—	$2,932	$560
Collectively evaluated	63,600	754	24,108	545	6,054	8	—	—	601,927	8,640
Total evaluated	$63,900	$754	$24,108	$545	$6,054	$8	$—	$—	$604,859	$9,200

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
The Company segregates substandard loans into two classifications based on the Company’s allowance methodology for impaired loans. The Company defines a substandard/impaired loan as a substandard loan relationship in excess of $250 thousand that is individually reviewed. Substandard loans have a greater likelihood of loss and may require a protracted work-out plan. In addition to the factors listed for special mention loans, substandard loans may be characterized by the following risks and/or trends:
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
During the first quarter of 2015, the Company changed the dollar threshold utilized to evaluate loan relationships for impairment. Prior to 2015, the dollar threshold utilized was $500 thousand. The Company determined it was appropriate given alignment with a change in internal procedures and controls related to credit quality monitoring and loan review scope. The reduction in the dollar threshold impacts the Company's estimated allowance for loan and lease loss. The change in our estimated allowance for loan and lease losses and provision expense, due to the change in accounting policy, was recorded in the period the change in the dollar threshold took place. The reduction in the dollar threshold increased impaired loans by approximately $1.0 million at March 31, 2015. The change in the dollar threshold also decreased the estimated allowance for loan and lease loss and associated provision expense by approximately $92 thousand for the three months ended March 31, 2015.
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2015:
As of March 31, 2015

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$178,529	$5,072	$5,024	$868	$189,493
Real estate: Commercial	348,677	2,173	1,847	2,014	354,711
Real estate: Construction	46,705	3,690	517	—	50,912
Real estate: Multi-family and farmland	18,385	98	14	62	18,559
Commercial	84,642	6,150	3,170	638	94,600
Consumer	20,026	51	17	250	20,344
Other	5,830	—	29	—	5,859
Total Loans	$702,794	$17,234	$10,618	$3,832	$734,478

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2014:

As of December 31, 2014
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$170,044	$5,700	$5,804	$107	$181,655
Real estate: Commercial	308,677	2,993	2,217	956	314,843
Real estate: Construction	43,453	3,688	699	—	47,840
Real estate: Multi-family and farmland	17,930	98	80	—	18,108
Commercial	68,780	1,834	3,153	218	73,985
Consumer	22,218	57	264	—	22,539
Other	4,621	1	30	—	4,652
Total Loans	$635,723	$14,371	$12,247	$1,281	$663,622

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2014:

As of March 31, 2014
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$130,545	$8,705	$7,653	$769	$147,672
Real estate: Commercial	290,717	3,552	8,429	1,863	304,561
Real estate: Construction	38,477	2,235	952	—	41,664
Real estate: Multi-family and farmland	16,056	160	684	—	16,900
Commercial	59,870	2,098	1,632	300	63,900
Consumer	23,765	65	278	—	24,108
Other	6,008	—	46	—	6,054
Total Loans	$565,438	$16,815	$19,674	$2,932	$604,859
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $3.8 million, $1.3 million and $2.9 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest income for impaired loans during the three months ended March 31, 2015 and 2014.

The following table presents additional information on the Company’s impaired loans as of March 31, 2015, December 31, 2014 and March 31, 2014:

	As of March 31, 2015				As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$868	$1,275	$—	$412	$107	$277	$—	$260
Real estate: Commercial	1,374	1,779	—	1,149	956	1,342	—	727
Real estate: Construction	—	—	—	—	—	—	—	—
Real estate: Multi-family and farmland	62	425	—	16	—	—	—	—
Commercial	638	978	—	328	218	556	—	244
Consumer	250	250	—	63	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	$3,192	$4,707	$—	$1,968	$1,281	$2,175	$—	$1,231
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$—	$—	$—	$—	$—
Real estate: Commercial	640	640	116	459	—	—	—	—
Real estate: Construction	—	—	—	—	—	—	—	—
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	640	640	116	459	—	—	—	—
Total impaired loans	$3,832	$5,347	$116	$2,427	$1,281	$2,175	$—	$1,231

	As of March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$648	$648	$—	$760
Real estate: Commercial	697	697	—	1,313
Real estate: Construction	—	—	—	—
Real estate: Multi-family and farmland	—	—	—	—
Commercial	300	300	—	300
Consumer	—	—	—	—
Other	—	—	—	—
Total	$1,645	$1,645	$—	$2,373
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$121	$121	$9	$9
Real estate: Commercial	1,166	1,166	551	551
Real estate: Construction	—	—	—	—
Real estate: Multi-family and farmland	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—
Total	1,287	1,287	560	560
Total impaired loans	$2,932	$2,932	$560	$2,933

Nonaccrual loans were $4.2 million, $4.3 million and $6.0 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The following table provides nonaccrual loans by type:

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$1,894	$1,529	$1,884
Real estate: Commercial	922	955	2,263
Real estate: Construction	—	162	364
Real estate: Multi-family and farmland	63	64	56
Commercial	1,017	1,382	1,201
Consumer and other	254	256	259
Total Nonaccrual Loans	$4,150	$4,348	$6,027

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of March 31, 2015
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,451	$1,212	$2,663	$186,830	$189,493	$111
Real estate: Commercial	625	1,045	1,670	353,041	354,711	123
Real estate: Construction	289	60	349	50,563	50,912	60
Real estate: Multi-family and farmland	—	63	63	18,496	18,559	—
Subtotal of real estate secured loans	2,365	2,380	4,745	608,930	613,675	294
Commercial	1,940	276	2,216	92,384	94,600	38
Consumer	75	268	343	20,001	20,344	15
Other	—	—	—	5,859	5,859	—
Total Loans	$4,380	$2,924	$7,304	$727,174	$734,478	$347

As of December 31, 2014
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,546	$746	$2,292	$179,363	$181,655	$11
Real estate: Commercial	192	955	1,147	313,696	314,843	—
Real estate: Construction	—	230	230	47,610	47,840	68
Real estate: Multi-family and farmland	—	64	64	18,044	18,108	—
Subtotal of real estate secured loans	1,738	1,995	3,733	558,713	562,446	79
Commercial	435	592	1,027	72,958	73,985	—
Consumer	110	271	381	22,158	22,539	21
Leases	—	—	—	—	—	—
Other	—	—	—	4,652	4,652	—
Total Loans	$2,283	$2,858	$5,141	$658,481	$663,622	$100

As of March 31, 2014
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,326	$1,323	$2,649	$145,023	$147,672	$850
Real estate: Commercial	363	368	731	303,830	304,561	—
Real estate: Construction	—	354	354	41,310	41,664	—
Real estate: Multi-family and farmland	123	57	180	16,720	16,900	—
Subtotal of real estate secured loans	1,812	2,102	3,914	506,883	510,797	850
Commercial	361	300	661	63,239	63,900	—
Consumer	74	257	331	23,777	24,108	4
Other	—	—	—	6,054	6,054	—
Total Loans	$2,247	$2,659	$4,906	$599,953	$604,859	$854

As of March 31, 2015, the Company had seven loans, not on non-accrual, that were considered troubled debt restructurings. Four residential loans totaling $128 thousand were restructured with lower interest rates and payments, one commercial real estate loan of $43 thousand was restructured with a short term extension to allow collection of financial information, and two consumer loans totaling $28 thousand were restructured with lower payments. As of March 31, 2015, these loans were performing under the modified terms.
The Company had $199 thousand, $177 thousand and $1.1 million in total troubled debt restructurings outstanding as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015, December 31, 2014 and March 31, 2014. The Company has not committed to lend additional amounts as of March 31, 2015, December 31, 2014 and March 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed three modifications totaling $66 thousand that would qualify as a troubled debt restructuring during the three months ended March 31, 2015. The Company completed two modifications totaling $81 thousand for the year ended December 31, 2014 that would qualify as a troubled debt restructuring and completed no modifications that would qualify as a troubled debt restructuring for the three months ended March 31, 2014.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2015 and 2014 and the year ended December 31, 2014:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Residential real estate	1	$20	$20	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted:	1	$20	$20	—	$—	$—

	Year Ended
	December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	1	$36	$36
Commercial real estate	1	45	45
Total	2	$81	$81
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructuring that subsequently defaulted described above increased charge-offs by $12 thousand and had no impact on the allowance for loan losses during the three months ended March 31, 2015. The troubled debt restructurings that subsequently defaulted above had no impact on the allowance for loan losses or charge-offs during the year ended December 31, 2014 and the three months ended March 31, 2014.

NOTE 8 – OTHER BORROWINGS
Other borrowings at March 31, 2015, December 31, 2014 and March 31, 2014 consist of short-term variable or fixed rate advances from the Federal Home Loan Bank of Cincinnati ("FHLB") totaling $24.5 million, $56.0 million and $37.6 million, respectively. There were no other borrowings at March 31, 2015, December 31, 2014 or March 31, 2014.
Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of March 31, 2015, December 31, 2014 and March 31, 2014 were secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB, investment securities and by the FHLB stock owned by the Company. As of March 31, 2015, December 31, 2014 and March 31, 2014, the Company had loans totaling $71.7 million, $65.3 million and $147.7 million, respectively, and investment securities totaling $89.6 million, $96.0 million and $103.7 million, respectively, pledged as collateral at the FHLB.
As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At March 31, 2015, December 31, 2014 and March 31, 2014, the Company owned FHLB stock totaling $3.3 million, $3.3 million and $2.5 million, respectively. The FHLB stock is recorded in other assets on the Company’s consolidated balance sheet. Based on the collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $160.3 million at March 31, 2015.

The terms of the FHLB advances as of March 31, 2015, December 31, 2014 and March 31, 2014 are as follows:

Balance as of March 31, 2015
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2015	3/31/2015	FHLB variable rate advance	$24,500	0.15%	4/1/2015

Balance as of December 31, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2015	12/31/2014	FHLB variable rate advance	$56,000	0.14%	1/2/2015

Balance as of March 31, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	3/24/2014	FHLB fixed rate advance	$17,300	0.12%	4/3/2014
2014	3/31/2014	FHLB fixed rate advance	20,285	0.12%	4/7/2014
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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. A valuation allowance is required when it is "more likely than not" that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. For the three months ended March 31, 2015, the Company reported net income, which is positive evidence. Currently, the Company has determined that there is not sufficient positive evidence to reach a "more likely than not" conclusion that the deferred tax assets will be realized and as such, a full valuation allowance exists as of March 31, 2015. The Company evaluates the valuation allowance on a quarterly basis. As of March 31, 2015, the valuation allowance totals $61.1 million resulting in a net deferred tax asset of zero.
For the three months ended March 31, 2015 and 2014, the Company recognized an income tax provision of $145 thousand and $132 thousand, respectively.
The Company evaluated its material tax positions as of March 31, 2015. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.

NOTE 10 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended
	March 31,
	2015	2014
Other noninterest income—	(in thousands)
Point-of-sale fees	422	401
Bank-owned life insurance income	210	351
Trust fees	265	200
Interest rate swap gain	1,240	105
All other items	390	286
Total other noninterest income	$2,527	$1,343
Other noninterest expense—
Professional fees	$605	$599
FDIC insurance	242	311
Data processing	533	588
Advertising	153	134
Printing & supplies	136	207
Write-downs on other real estate owned and repossessions	143	309
Gains on other real estate owned, repossessions and fixed assets	3	10
Non-performing asset expenses	107	221
Communications	116	150
ATM/Debit Card fees	244	258
Insurance	295	325
OCC Assessments	92	94
Intangible asset amortization	50	48
Interest rate swap loss	1,240	105
All other items	579	435
Total other noninterest expense	$4,538	$3,794

NOTE 11 –SHARE-BASED COMPENSATION
As of March 31, 2015, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the "2012 LTIP"), the 2002 Long-Term Incentive Plan (the "2002 LTIP") and the 1999 Long-Term Incentive Plan (the "1999 LTIP" and, together with the 2012 LTIP and 2002 LTIP, the "Plans"). The Plans are administered by the Compensation Committee of the Board of Directors (the "Committee"), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The Plans are described in further detail below.
During the Company's participation in TARP CPP, the terms of awards were also subject to compliance with applicable TARP compensation regulations prior to the exchange of the TARP Preferred Stock on April 11, 2013.
The 2012 LTIP was approved by the shareholders of the Company at the Company's 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012 and subsequently amended at the Company's 2013 annual meeting as reported on a Current Report on Form 8-K filed on July 26, 2013. The amendment increased the shares reserved for issuance from 175,000 shares to 6,250,000 shares and was effective on July 24, 2013. The 2012 Long-Term Incentive Plan permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock ("Awards"). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. As of March 31, 2015, the number of shares available under the 2012 LTIP for future grants was 2,696,500.
The 2002 LTIP was approved by the shareholders of the Company at the Company's 2002 annual meeting and subsequently amended by the shareholders of the Company at the Company's 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 10-for-1 reverse stock split was 1.5 million. As a result of the 10-for-1 reverse stock split in 2012, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a 10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As of March 31, 2015, there are no shares available for future grants under the 2002 LTIP.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 10-for-1 reverse stock split was 936 thousand. As a result of the 10-for-1 reverse stock split in 2013, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As of March 31, 2015, there are no shares available for future grants under the 1999 LTIP.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Stock option compensation expense	$156	$157
Stock option compensation expense, net of tax [1]	$103	$104
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the three months ended March 31, 2015 and 2014, no options were exercised.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the following assumptions: expected dividend yield, expected volatility, risk-free interest rate, expected life of the option and the grant date fair value. Expected volatilities were based on historical volatilities of the Company's common stock. During 2015 and 2014, the Company utilized a regional bank index to determine expected volatilities. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during the three months ended March 31, 2015. Options granted during the three months ended March 31, 2014 totaled 161 thousand. The fair value of options granted during the three months ended March 31, 2014 was determined using the following weighted-average assumptions as of the grant date.

As of March 31, 2014
Risk-free interest rate	2.13%
Expected term, in years	7.1
Expected stock price volatility	40.90%
Dividend yield	—%

The following table represents stock option activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	2,594,345	$2.81
Granted	—	$—
Exercised	—	$—
Forfeited	(25,000)	$—
Outstanding, March 31, 2015	2,569,345	$2.82	8.34	$—
Exercisable, March 31, 2015	564,970	$4.69	8.06	$—
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
As of March 31, 2015, shares available for future grants to employees and directors under existing Plans were zero, zero and 2,696,500 for the 1999 LTIP, 2002 LTIP and 2012 LTIP, respectively.
As of March 31, 2015, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 3.1 years.
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
As of March 31, 2015, unearned share-based compensation associated with these awards totaled $1.5 million. The Company recognized compensation expense, net of forfeitures, of $138 thousand and $148 thousand for the three months ended March 31, 2015 and 2014, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 3.2 years.

The following table represents restricted stock activity for the period ended March 31, 2015:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2015	908,227	[1]	$2.25
Granted	—		$—
Vested	(17,355)		$—
Forfeited	(20,875)		$—
Nonvested, March 31, 2015	869,997	[1]	$2.25
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Appraisals for both collateral-dependent impaired loans and other real estate owned are performed annually by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount of approximately 17% should be applied.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Mortgage-backed—residential	$—	$82,065	$—	$82,065
Municipals	—	3,847	—	3,847
Other	—	5,986	64	6,050
Total securities available-for-sale	$—	$91,898	$64	$91,962
Loans held for sale	$—	$1,515	$—	$1,515
Zero premium collar	$—	$2,268	$—	$2,268
Financial liabilities
Forward loan sales contracts	$—	$47	$—	$47
Cash flow swaps	$—	$3,001	$—	$3,001

	Fair Value Measurements at
	December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Mortgage-backed—residential	$—	$83,126	$—	$83,126
Municipals	—	4,363	—	4,363
Other	—	8,019	63	8,082
Total securities available-for-sale	$—	$95,508	$63	$95,571
Loans held for sale	$—	$2,298	$—	$2,298
Zero premium collar	$—	$1,028	$—	$1,028
Financial liabilities
Forward loan sales contracts	$—	$63	$—	$63
Cash flow swaps	$—	$1,073	$—	$1,073

	Fair Value Measurements at
	March 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Mortgage-backed—residential	$—	$78,257	$—	$78,257
Municipals	—	20,903	—	20,903
Other	—	20,869	58	20,927
Total securities available-for-sale	$—	$120,029	$58	$120,087
Loans held for sale	$—	$1,919	$—	$1,919
Zero premium collar	$—	$123	—	$123
Financial liabilities
Forward loan sales contracts	$—	$10	$—	$10
Cash flow swap	$—	$123	$—	$123

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of March 31, 2015 and 2014.

March 31, 2015

	Balance as of December 31, 2014	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of March 31, 2015
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$63	1	—	—	$64

March 31, 2014

	Balance as of December 31, 2013	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of March 31, 2014
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$56	2	—	—	$58
At March 31, 2015, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.

The following tables presents the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis.

	Carrying Value as of March 31, 2015	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2015
	(in thousands)
Other real estate owned –
Construction/development	$1,771	$—	$—	$1,771	$(1,994)
Residential real estate	142	—	—	142	(107)
Commercial real estate	1,657	—	—	1,657	(717)
Consumer loans	273	—	—	273	(74)
Other real estate owned	3,843	—	—	3,843	(2,892)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	358	—	—	358	—
Real Estate: Commercial	2,013	—	—	2,013	(116)
Real Estate: Multi-family and farmland	62	—	—	62	—
Collateral-dependent loans	2,433	—	—	2,433	(116)
Totals	$6,276	$—	$—	$6,276	$(3,008)

	Carrying Value as of December 31, 2014	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2014
	(in thousands)
Other real estate owned –
Construction/development	$1,846	$—	$—	$1,846	$(1,982)
Residential real estate	172	—	—	172	(77)
Commercial real estate	1,592	—	—	1,592	(701)
Consumer loans	306	—	—	306	(41)
Other real estate owned	3,916	—	—	3,916	(2,801)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	107	—	—	107	—
Real Estate: Commercial	778	—	—	778	—
Commercial	218	—	—	218	—
Collateral-dependent loans	1,103	—	—	1,103	—
Totals	$5,019	$—	$—	$5,019	$(2,801)

	Carrying Value as of March 31, 2014	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of March 31, 2014
	(in thousands)
Other real estate owned -
Construction/development	$3,160	$—	$—	$3,160	$(3,045)
Residential real estate	521	—	—	521	(171)
Commercial real estate	1,649	—	—	1,649	(998)
Consumer loans	306	—	—	306	(41)
Other real estate owned	5,636	—	—	5,636	(4,255)
Collateral-dependent loans -
Real Estate: Residential 1-4 family	502	—	—	502	—
Real Estate: Commercial	307	—	—	307	—
Commercial	65	—	—	65	—
Collateral-dependent loans	874	—	—	874	—
Totals	$6,510	$—	$—	$6,510	$(4,255)
For the three month period ended March 31, 2015, the Company decreased its valuation allowance on $3.8 million of other real estate owned. The Company recorded write-downs on other real estate owned of $143 thousand and $309 thousand during the three months ended March 31, 2015 and 2014, respectively. For collateral-dependent loans, a $116 thousand provision for loan loss was recorded during the three months ended March 31, 2015. Zero provision for loan loss was recorded during the three months ended March 31, 2014. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
There have been no transfers into or out of Level 3 during 2015 or 2014. There were no transfers between Level 1 and Level 2 during 2015 or 2014.
For loans transferred to held for sale the carrying amount was estimated by the carrying amount of the loans before they were transferred to loans held for sale, net of of any associated allowance for loan and lease loss.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. As of March 31, 2015, the adjustments between the appraised property and the comparison property range from (72.4)% to 175.2% with a weighted average adjustment of (11.7)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provided capitalization rates up to 10.0% with a weighted average of 9.2%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17.0% as of March 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at March 31, 2015.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$2,013	Sales comparison approach	Adjustment for differences between the comparable sales	(35.0)%	10.0%	(7.2)%
Impaired Loans - Residential	358	Sales comparison approach	Adjustment for differences between the comparable sales	(1.6)%	25.0%	9.1%
OREO-Residential	142	Sales comparison approach	Adjustment for differences between the comparable sales	(36.6)%	29.7%	(20.8)%
OREO-Commercial	1,657	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0)%	25.0%	(9.4)%
		Income Approach	Capitalization rate	9.0%	10.0%	9.2%
OREO-Construction	1,771	Sales comparison approach	Adjustment for differences between the comparable sales	(72.4)%	175.2%	(13.6)%
OREO- Consumer	273	Sales comparison approach	Adjustment for differences between the comparable sales	(15.6)%	6.7%	(4.5)%

For impaired loans and OREO properties, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (72.4)% to 175.2% with a weighted average adjustment of (10.9)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided a range of capitalization rates up to 11.0% with a weighted average of 9.2%. The Company's third-party appraisals did not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 17% as of December 31, 2014.
The following table presents quantitative information about Level 3 fair value measurements for significant items measured at fair value on a non-recurring basis at December 31, 2014.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$778	Sales comparison approach	Adjustment for differences between the comparable sales	(30.0)%	10.0%	(10.0)%
		Income Approach	Capitalization rate	—%	11.0%	11.0%
Impaired Loans - Residential	107	Sales comparison approach	Adjustment for differences between the comparable sales	(0.2)%	25.0%	12.4%
Impaired Loans - Commercial and Industrial	218	Sales comparison approach	Adjustment for differences between the comparable sales	—%	—%	—%
OREO-Residential	172	Sales comparison approach	Adjustment for differences between the comparable sales	(36.6)%	29.7%	(20.8)%
OREO-Commercial	1,592	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0)%	113.7%	(0.9)%
		Income Approach	Capitalization rate	9.0%	10.0%	9.2%
OREO-Construction	1,846	Sales comparison approach	Adjustment for differences between the comparable sales	(72.4)%	175.2%	(18.5)%
OREO-Consumer	306	Sales comparison approach	Adjustment for differences between the comparable sales	(9.6)%	13.0%	1.7%

For impaired loans and OREO properties, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (80.0)% to 113.7% with a weighted average adjustment of (7.0)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided capitalization rates up to 10.5% with a weighted average of 9.1%. The Company's third-party appraisals did not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 17% as of March 31, 2014.
The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at March 31, 2014.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$307	Sales comparison approach	Adjustment for differences between the comparable sales	(35.1)%	5.8%	(14.6)%
		Income Approach	Capitalization rate	10.5%	10.5%	10.5%
Impaired Loans - Residential	502	Sales comparison approach	Adjustment for differences between the comparable sales	(6.7)%	74.5%	29.7%
Impaired Loans - Commercial	65	Sales comparison approach	Adjustment for differences between the comparable sales	9.4%	39.5%	24.5%
OREO-Residential	521	Sales comparison approach	Adjustment for differences between the comparable sales	(80.0)%	112.0%	6.0%
OREO-CRE	1,649	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0)%	113.7%	9.4%
		Income Approach	Capitalization rate	8.0%	9.8%	9.1%
OREO-Construction	3,160	Sales comparison approach	Adjustment for differences between the comparable sales	(66.0)%	66.7%	(12.9)%
OREO- Multifamily and Farmland	306	Sales comparison approach	Adjustment for differences between the comparable sales	(9.6)%	13.0%	1.7%

The following table presents the estimated fair values of the Company’s financial instruments at March 31, 2015, December 31, 2014 and March 31, 2014.

		Fair Value Measurements at
		March 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$14,486	$14,486	$—	$—	$14,486
Interest bearing deposits in banks	7,569	7,569	—	—	7,569
Securities available-for-sale	91,962	—	91,898	64	91,962
Securities held-to-maturity	119,224	—	124,563	—	124,563
Federal Home Loan Bank stock	3,253	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,325	N/A	N/A	N/A	N/A
Loans held for sale	23,347	—	1,515	22,024	23,539
Loans, net	725,828	—	—	732,040	732,040
Accrued interest receivable	2,767	—	801	1,966	2,767
Financial liabilities
Deposits	923,552	542,954	380,566	—	923,520
Federal funds purchased and securities sold under agreements to repurchase	13,292	13,292	—	—	13,292
Other borrowings	24,500	24,500			24,500
Accrued interest payable	708	9	699	—	708

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$18,447	$18,447	$—	$—	$18,447
Interest bearing deposits in banks	29,582	29,582	—	—	29,582
Securities available-for-sale	95,571	—	95,508	63	95,571
Securities held-to-maturity	124,485	—	128,058	—	128,058
Federal Home Loan Bank stock	3,253	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,432	N/A	N/A	N/A	N/A
Loans held for sale	72,242	—	2,298	71,144	73,442
Loans, net	655,072	—	—	659,089	659,089
Accrued interest receivable	2,796	—	798	1,998	2,796
Financial liabilities
Deposits	905,613	529,711	375,073	—	904,784
Federal funds purchased and securities sold under agreements to repurchase	12,750	12,750	—	—	12,750
Other borrowings	56,000	56,000	—	—	56,000
Accrued interest payable	615	9	606	—	615

		Fair Value Measurements at
		March 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$7,896	$7,896	$—	$—	$7,896
Interest bearing deposits in banks	11,503	11,503	—	—	11,503
Securities available-for-sale	120,087	—	120,029	58	120,087
Securities held-to-maturity	131,819	—	132,695	—	132,695
Federal Home Loan Bank stock	2,498	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,336	N/A	N/A	N/A	N/A
Loans held for sale	35,503	—	1,919	33,584	35,503
Loans, net	595,659	—	—	606,174	606,174
Accrued interest receivable	2,852	—	1,055	1,797	2,852
Financial liabilities
Deposits	841,832	454,577	389,096	—	843,673
Federal funds purchased and securities sold under agreements to repurchase	12,661	12,661	—	—	12,661
Accrued interest payable	632	14	618	—	632

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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2015, December 31, 2014 and March 31, 2014 was as follows:

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands)
Commitments to extend credit - fixed rate	$42,033	$37,819	$38,163
Commitments to extend credit - variable rate	112,866	94,568	92,082
Total commitments to extend credit	$154,899	$132,387	$130,245

Standby letters of credit	$3,428	$3,272	$3,389

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
Two putative shareholder class action lawsuits have been filed in connection with the Merger.  Knutson v. First Security Group, Inc. et al., filed April 15, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, and Atlantic Capital as defendants.  Meade v. Kramer, et al., filed in the Chancery Court for Hamilton County, Tennessee on April 24, 2015, names First Security, the members of its board of directors, FSGBank, N.A., Atlantic Capital and Atlantic Capital Bank as defendants.  Each of these complaints alleges, among other things, that the First Security directors breached their fiduciary duties in connection with the negotiation and approval of the Merger Agreement and that the other named defendants aided and abetted those alleged breaches of fiduciary duties.  Among other relief, the plaintiffs seek to enjoin the consummation of the Merger.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update 2014-04, Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residual Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In January 2014, the FASB amended this existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical repossession of residential real estate property collateralizing a consumer mortgage loan, upon either: 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2017. The Company is evaluating the impact of this update and does not believe it will have a significant impact to the Company's operating results or financial condition.

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
These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors. There can be no assurance that the results, performance or achievements of the Company will not differ materially from those expressed or implied by forward-looking statements. Factors that could cause actual events or results to differ significantly from those described in the forward-looking statements include, but are not limited to, the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in First Security's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and, the failure of assumptions underlying the establishment of reserves for possible loan losses. For details on these and other factors that could affect expectations, see the cautionary language included under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, subsequent Quarterly Reports on Form 10-Q and other filings with the SEC.
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
FIRST QUARTER 2015 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three months ended March 31, 2015 and 2014. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto, which are included in this Form 10-Q.
Company Overview
First Security Group, Inc. ("First Security Group" or the "Company") is a bank holding company headquartered in Chattanooga, Tennessee, with $1.1 billion in assets as of March 31, 2015. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. ("FSGBank" or the "Bank"), currently has 26 full-service banking offices, including its headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 262 full-time equivalent employees. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.
Our primary mission has been to transform FSGBank into a premier community bank in East Tennessee. To accomplish this vision, three initial tasks were necessary: raising a significant amount of new capital, disposing of a majority of our non-performing assets, and satisfying the Bank's Consent Order with the Office of the Comptroller of the Currency (the "OCC"). The successful execution of these three tasks would enable us to fully implement our business plan, return to profitability and expedite our transformation into a premier institution.

During 2013, we successfully completed a recapitalization of the Company. As part of the recapitalization, including the rights offering, we issued 63,704,234 shares of common stock at $1.50 per share for proceeds of approximately $96.0 million. In addition, we executed a problem loan sale for over $36 million of under- and non-performing loans. On March 10, 2014, OCC terminated the Consent Order with FSGBank. On October 3, 2014, the Federal Reserve Bank of Atlanta (the "Federal Reserve") terminated the Written Agreement with First Security Group, Inc.
With each of these tasks complete, we began implementing our business plan to position us appropriately for both short-term and long-term success and our mission of becoming a top-tier community bank within our markets. As a result of the progress achieved, we returned to profitability during 2014 and have further expanded our profitability into the first quarter of 2015. At the same time, we began to evaluate our business plan, the current rate environment and the competitive market to determine the timeframe associated with achieving our mission of becoming a top-tier community bank. We concluded that a merger with another financial institution was the appropriate decision to accelerate our continued improvement.
FSG-Atlantic Capital Merger—On March 25, 2015, First Security and Atlantic Capital Bancshares, Inc. ("Atlantic Capital") jointly announced the signing of a definitive merger agreement pursuant to which Atlantic Capital will acquire First Security. The transaction has been unanimously approved by the board of directors of each company. On March 27, 2015, First Security filed a Current Report on Form 8-K that provides additional details relating to the merger agreement. A copy of the agreement is filed as Exhibit 2.1 to such Form 8-K.
Under terms of the agreement, Atlantic Capital will purchase First Security for total consideration of approximately $160 million. FSG shareholders may elect cash equal to $2.35 per share, stock based on a fixed exchange ratio of 0.188 shares of Atlantic Capital common stock for each FSG share, or any combination thereof subject to adjustment to provide overall mix of 60% stock and 40% cash. Atlantic Capital intends to register its shares with the SEC and seek a listing on NASDAQ concurrent with the closing of the transaction.
Overview
Market Conditions
Our financial results are impacted by both macro-economic and micro-economic conditions. We monitor key indicators such as, changes in interest rates, unemployment rates and employment trends on the national, regional and local levels as well as specific economic investments in our market area and incorporate applicable trends into our risk tolerances. Lending and deposit activities and fee income generation are influenced by levels of business and consumer spending and investment, capital market activities, competition and interest rate conditions and prevailing market rates in competing market areas.
As changes in interest rates have a direct impact on our financial results, we monitor the actions and guidance provided by the Federal Open Market Committee ("FOMC") as well as certain key rates. During the April 2015 meeting, the FOMC continued to see the risks to the outlook for economic activity and the labor market as nearly balanced. The FOMC reaffirmed that the current 0 to 25 basis point target range for the federal funds rate remains appropriate. The FOMC anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term. The FOMC currently anticipates that, even after unemployment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run. We are actively monitoring our interest rate sensitivity and investment duration as it relates to our cash deployment strategy and overall balance sheet. As shown in Item 3, we expect our net interest income would benefit in a rising rate environment. Specifically, our income simulation models indicate our net interest income would increase by approximately 12% based on a 200 basis point increase in rates over a twelve month period.
Financial Results
As of March 31, 2015, we had total consolidated assets of $1.1 billion, total loans of $734.5 million, total deposits of $923.6 million and shareholders’ equity of $90.7 million. For the three months ended March 31, 2015, our net income was $540 thousand resulting in basic and diluted net income of $0.01 per share for the quarter.
As of December 31, 2014, we had total consolidated assets of $1.1 billion, total loans of $663.6 million, total deposits of $905.6 million and stockholders' equity of $90.0 million. For the year ended December 31, 2014, we had net income of $2.4 million, resulting in basic and diluted net income of $0.04 per share.
As of March 31, 2014, we had total consolidated assets of $980.5 million, total loans of $604.9 million, total deposits of $841.8 million and shareholders’ equity of $84.7 million. For the three months ended March 31, 2014, our net loss was $45 thousand resulting in basic and diluted net loss of $0.00 per share for the quarter.

Our profitability is dependent on the ability to generate revenue from net interest income and non-interest income sources. Net interest income is the difference between the interest income we receive on interest-earning assets, such as loans and securities, and the interest expense we pay on interest-bearing liabilities, principally deposits and borrowings. Our net interest income is impacted by the size and mix of our balance sheet components and the interest rate spread between interest earned on assets and interest paid on liabilities. Non-interest income includes fees from deposit fees, including point-of-sale income, trust revenue, mortgage banking income, bank-owned life insurance, gains on sales of loans, and other services which the Bank provides. Results of operations are also affected by the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy, professional and legal expenses, and other operating expenses incurred.
Loans— From March 31, 2014 to March 31, 2015, we increased loans by $129.6 million, or 21.4%, with $70.9 million of loan growth for the three months ended March 31, 2015. As of March 31, 2015, our loan to deposit ratio was 82.1% and our ratio of average loans to average earning assets for the three months ended March 31, 2015 was 77.0%, achieving our goal of average loans representing at least 75% of average earning assets.
Deposits—Our desire is to primarily fund loan growth with growing deposits. Pure deposits we define as all transaction-based accounts, including non-interest bearing demand deposit accounts, interest bearing demand deposit accounts, money market and savings accounts. Leveraging our branches to grow market share with pure deposits will reduce our cost of funds, increase our margin and assist us in increasing profitability as well as reducing interest rate risk. From March 31, 2014 to March 31, 2015, legacy brokered deposits have declined by $29.2 million. Legacy brokered deposits refers to brokered deposits issued prior to 2010 with the original purpose of providing excess liquidity. Pure deposits have increased by $13.2 million from December 31, 2014 and increased by $88.4 million from March 31, 2014 to March 31, 2015. As of March 31, 2015, the ratio of pure deposits to total deposits was approximately 58.8%, compared to 58.5% as of December 31, 2014 and 54.0% as of March 31, 2014. Our goal is to achieve a ratio of pure deposits to total deposits of at least 60%. From December 31, 2014 and March 31, 2014 to March 31, 2015, brokered deposits have increased by a net of $9.7 million and $42.4 million, respectively. This includes $56.1 million in customer deposits placed and reciprocated through products provided by FSG in partnership with the network of banks associated with services provided by Promontory Interfinancial Network, LLC. We expect to continue to grow pure deposits through increases in products per household and by acquiring new customer relationships, including through cross-selling to new and existing loan customers.
Investment Securities—During the second half of 2013, we transferred certain federal agency, mortgage-based and municipal securities with a fair value of approximately $143 million from the available-for-sale portfolio to the held-to-maturity portfolio. The securities identified primarily consisted of securities with excessive price risk in higher interest rate environments. As of the transfer date, the unrealized holding loss was approximately $8.9 million. This unrealized loss will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield to result in no income statement impact. Subject to prepayment speeds, we anticipate between $1.0 million and $1.5 million of the unrealized loss to be accreted back into shareholders' equity during 2015. For the three months ended March 31, 2015, approximately $407 thousand of the unrealized loss was accreted back into shareholders' equity.
Net Income—For the three months ended March 31, 2015, net interest income increased by $1.4 million and noninterest income increased by $1.8 million compared to the same period in 2014. For the three months ended March 31, 2015, noninterest expense increased by $1.0 million compared to the same period in 2014. The increase in net interest income for the three months ended March 31, 2015 is a direct result of our loan growth as well as reductions in our costs of funds. Noninterest income increased for the three months ended March 31, 2015 primarily due to an increase in the gain on sales of loans and an increase in interest rate swap gains, which are typically offset by the associated derivatives included on non-interest expense. Noninterest expense increased for the three months ended March 31, 2015 primarily due to an increase in interest rate swap losses, which are typically offset by the derivatives included in other non-interest income. Excluding the interest rate swap loss, non-interest expense decreased by $391 thousand for the three months ended March 31, 2015 compared to the same period in 2014. Full-time equivalent employees were 262 at March 31, 2015, compared to 275 at March 31, 2014.
Provision—The provision for loan and lease losses totaled $707 thousand for the three months ended March 31, 2015 compared to a credit, or negative provision of $972 thousand for the three months ended March 31, 2014. The provision expense is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.
Efficiency Ratio—Our efficiency ratio improved in the first quarter of 2015 to 89.1% compared to 109.3% in the same period of 2014 primarily due to an increase in net interest income and non-interest income. We anticipate our efficiency ratio to continue to improve during 2015 as we continue to grow our loan portfolio and focus on enhancing revenue.

Net Interest Margin—Net interest margin in the first quarter of 2015 was 3.45%, or 24 basis points higher than the prior year period of 3.21%. Given the current rate and competitive environment, additional improvements to our net interest margin will be challenging in 2015. This further emphasizes the importance of maintaining and increasing our level of non-interest income and maintaining a disciplined approach to managing our earning assets and deposit mix. Changes to our net interest margin depends on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.

RESULTS OF OPERATIONS
We reported net income for the three months ended March 31, 2015 of $540 thousand compared to a net loss of $45 thousand for the same period in 2014. For the three months ended March 31, 2015, basic and diluted income per share was $0.01 on approximately 65.9 million weighted average shares outstanding (for both basic and diluted). For the three months ended March 31, 2014, basic and diluted loss per share was $0.00 on approximately 65.7 million weighted average shares outstanding (for both basic and diluted).
Net income for the three months ended March 31, 2015 increased by $585 thousand compared to the same period for 2014. The increase in net income for the three months ended March 31, 2015 was primarily due to a combination of loan growth and active management of our earning assets and deposit mixes, which yielded an improved net interest margin. As of March 31, 2015, we had 26 banking offices, including the headquarters, and 262 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three month period ended March 31, 2015 compared to the same period in 2014.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year
	March 31, 2015	Amount	Percentage
	(in thousands, except percentages)
Interest income	$9,393	$1,064	12.8%
Interest expense	1,061	(343)	(24.4)%
Net interest income	8,332	1,407	20.3%
Provision for loan and lease losses	707	1,679	172.7%
Net interest income after provision for loan and lease losses	7,625	(272)	(3.4)%
Noninterest income	4,481	1,846	70.1%
Noninterest expense	11,421	976	9.3%
Net income before income taxes	685	598	687.4%
Income tax provision	145	13	9.8%
Net income	$540	$585	nm

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended March 31, 2015, net interest income increased by $1.4 million, or 20.3%, to $8.3 million compared to $6.9 million for the same period in 2014.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended March 31, 2015 and 2014.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	March 31,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	$758,215	$8,456	4.52%	$604,298	$7,016	4.71%
Securities – taxable (2)	204,743	845	1.67%	241,952	1,066	1.79%
Securities – non-taxable (2)	10,950	119	4.41%	30,611	365	4.84%
Other earning assets	11,211	18	0.63%	13,653	13	0.39%
Total earning assets	985,119	9,438	3.89%	890,514	8,460	3.85%
Allowance for loan and lease losses	(8,494)			(10,507)
Intangible assets	116			313
Cash & due from banks	17,226			9,232
Premises & equipment	28,964			28,098
Other assets	46,820			49,974
TOTAL ASSETS	$1,069,751			$967,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$114,715	47	0.17%	$98,204	47	0.19%
Money market accounts	218,985	193	0.36%	162,545	119	0.30%
Savings deposits	42,932	10	0.09%	41,111	11	0.11%
Time deposits of less than $100 thousand	149,860	237	0.64%	177,545	309	0.71%
Time deposits of $100 thousand or more	117,651	237	0.82%	148,971	304	0.83%
Brokered deposits	109,734	310	1.14%	70,204	561	3.24%
Repurchase agreements and other borrowings	57,697	27	0.19%	35,406	53	0.61%
	—	—	—%	—	—	—%
Total interest bearing liabilities	811,574	1,061	0.53%	733,986	1,404	0.78%
Net interest spread		$8,377	3.36%		$7,056	3.07%
Noninterest bearing demand deposits	160,911			144,960
Accrued expenses and other liabilities	6,343			4,338
Shareholders’ equity	97,558			93,555
Accumulated other comprehensive income (loss)	(6,635)			(9,215)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,069,751			$967,624
Impact of noninterest bearing sources and other changes in balance sheet composition			0.09%			0.14%
Net interest margin			3.45%			3.21%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $45 thousand and $131 thousand for the quarters ended March 31, 2015 and 2014, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO 2014

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$1,727	$(288)	$1,439
Securities – taxable	(155)	(66)	(221)
Securities – non-taxable	(216)	(30)	(246)
Other earning assets	(3)	7	4
Total earning assets	1,353	(377)	976
Interest bearing liabilities:
Interest bearing demand deposits	7	(7)	—
Money market accounts	47	27	74
Savings deposits	—	(2)	(2)
Time deposits of less than $100 thousand	(45)	(27)	(72)
Time deposits of $100 thousand or more	(63)	(3)	(66)
Brokered CDs and CDARS®	221	(472)	(251)
Repurchase agreements	37	(46)	(9)
Total interest bearing liabilities	204	(530)	(326)
Increase in net interest income	$1,149	$153	$1,302

Net Interest Income – Volume and Rate Changes

Net interest income on a fully-tax equivalent basis for the three months ended March 31, 2015 was $8.4 million, an 18.7% increase compared to the same period in 2014. Average earning assets increased $94.6 million, or 10.6%, in the first quarter of 2015 compared to the same period in 2014. The overall increase in average earning assets is a direct result of our loan growth. Average loans increased in the first quarter of 2015 by $153.9 million, or 25.5% as compared to the same period in the prior year. The net impact for changes in volumes of interest earning assets for the three months ended March 31, 2015 was a $1.4 million increase in interest income. The 19 basis point decline in loan yield was the primary driver in the changes in rates causing a $377 thousand decrease in interest income. The total impact on net interest income from changes in volume and rates was an increase of $1.2 million and $153 thousand, respectively, for the three months ended March 31, 2015 when compared to the same period in 2014.
The tax equivalent yield on average earning assets increased by 4 basis points to 3.89% for the three months ended March 31, 2015 compared to the same period in 2014, largely driven by the reallocation and growth in loans. The yield on average loans decreased by 19 basis points to 4.52% for the three months ended March 31, 2015 compared to the same period in 2014. The yields on average investment securities taxable and investment securities non-taxable decreased by 0.12% and 0.43%, respectively, and average other earning assets increased by 0.24% for the three months ended March 31, 2015 compared to the same period in 2014.
Total interest expense was $1.1 million for the three months ended March 31, 2015, or 24.4% lower than the same period in 2014. Average interest bearing liabilities increased by $77.6 million for the three month period ended March 31, 2015 compared to the same period in 2014. Comparing the first quarter of 2015 to the same period in 2014, money market and savings increased by $58.3 million, average brokered deposits increased by $39.5 million while retail certificates of deposits declined by $27.7 million and jumbo certificates of deposit decreased $31.3 million, partially offset by an increase in other borrowings. The increase in volume increased interest expense by $204 thousand for the three month period ended March 31, 2015. The reduction in rates decreased interest expense by $530 thousand for the three month period ended March 31, 2015, primarily in retail certificates of deposits and brokered deposits. The decrease in rates is due primarily to term deposits maturing and repricing at lower current market rates.
We expect average earning assets to grow throughout the remainder of 2015 as we anticipate continued loan growth. The average yield on loans for the remainder of 2015 is anticipated to be consistent with or decline compared to the first quarter of 2015 as we continue to operate in a highly competitive rate environment within our markets. We expect our deposits and borrowings to increase consistent with the growth in earning assets. Rates paid on deposits are expected to remain consistent or decline slightly compared to the rates paid in the first quarter.
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
Our net interest rate spread (on a tax equivalent basis) was 3.36% for the three months ended March 31, 2015 compared to 3.07% for the same period in 2014. Our net interest margin was 3.45% for the three months ended March 31, 2015 compared to 3.21% for the same period in 2014. The increase in the net interest spread and net interest margin comparing 2015 to 2014 was a direct result of our balance sheet restructuring that included significant loan growth combined with reductions in high cost deposits. Noninterest bearing deposits contributed 9 basis points to the margin for the three months ended March 31, 2015, and 14 basis points for the three month period ended March 31, 2014.
We anticipate our net interest spread and net interest margin to remain consistent or decline compared to 2014 levels due to the current rate and competitive environment in which we operate. Factors that will impact our net interest spread and net interest margin include our ability to grow loans and raise core deposits, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to adjust the target federal funds rate.
Provision (Credit) for Loan and Lease Losses
The provision for loan and lease losses during the three month period ended March 31, 2015 was $707 thousand compared to a credit of $972 thousand for the same period in 2014. Net charge-offs for the three months ended March 31, 2015 were $561 thousand compared to $288 thousand for the same period in 2014. Annualized net charge-offs as a percentage of average loans were 0.30% for the three months ended March 31, 2015 compared to 0.15% for the same period in 2014. Our peer group’s average annualized net charge-offs as a percentage of average loans as reported in the Uniform Bank Performance Report at December 31, 2014, the most recent information available, was 0.14%.
The provision for loan and lease losses for the first three months of 2015 was necessary based on our analysis of probable incurred losses in the loan portfolio and the level of net charge-offs. As of March 31, 2015, specific reserves for impaired loans totaled $116 thousand compared to zero as of December 31, 2014 and $560 thousand as of March 31, 2014. At March 31, 2015, our ratio of the allowance to total loans was 1.18% compared to 1.29% at December 31, 2014 and 1.52% at March 31, 2014.
As of March 31, 2015, management determined our allowance of $8.7 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at June 30, 2015.
We will provide provision expense as necessary to maintain an allowance level adequate to absorb known and probable incurred losses inherent in our loan portfolio. As the determination of provision expense, or reversal, is a function of the adequacy of the allowance for loan and lease losses, we cannot reasonably estimate the provision impact for the remainder of 2015. Furthermore, the provision expense could materially increase or decrease in 2015 depending on a number of factors, including, among others, the level of net charge-offs or recoveries, the amount of classified loans and value of collateral associated with impaired loans and the level of loan growth realized.
Noninterest Income
Noninterest income totaled $4.5 million for the three months ended March 31, 2015, an increase of $1.8 million, or 70.1% from the same period in 2014. The quarterly increase is primarily a result of net gains from sales of loans held-for-sale and the gain on the interest rate swap, which is typically offset by the associated derivative included in non-interest expense. Excluding the change from the interest rate swap, noninterest income increased by $711 thousand, or 28.1%.

The following table presents the components of noninterest income for the three month period ended March 31, 2015 and 2014.
NONINTEREST INCOME

	Three Months Ended
	March 31,
	2015	Percent Change	2014
	(in thousands, except percentages)
Service charges on deposit accounts	$674	(9.0)%	$741
Point-of-sale (POS) fees	422	5.2%	401
Bank-owned life insurance income	210	(40.2)%	351
Mortgage banking income	212	17.8%	180
Trust fees	265	32.5%	200
Net gains on sales of securities available-for-sale	8	(97.8)%	371
Net gains on sales of loans held-for-sale	1,060	100.0%	—
Interest rate swap gain	1,240	1,081.0%	105
Other income	390	36.4%	286
Total noninterest income	$4,481	70.1%	$2,635

Our largest sources of noninterest income are typically service charges and fees on deposit accounts. Total service charges, including NSF fees, were $674 thousand for the three months ended March 31, 2015, a decrease of $67 thousand, or 9.0%, from the same period in 2014. While service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits, the continued implementation of the Dodd-Frank financial reform legislation may directly or indirectly impact the fee structure of our deposit products; therefore, we cannot reasonably estimate deposit fees for future periods.
Point-of-sale fees increased 5.2% to $422 thousand for the three months ended March 31, 2015 compared to the same period in 2014. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $210 thousand for the three months ended March 31, 2015, a decrease of $141 thousand or 40.2% from 2014 levels due to a one-time interest bonus for certain policies in 2014. FSGBank is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to FSGBank. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 3.57% for the three months ended March 31, 2015.
Mortgage banking income for the three months ended March 31, 2015 increased $32 thousand, or 17.8% to $212 thousand compared to $180 thousand in the same period of 2014. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held-for-sale loans at any time. Mortgages originated for sale in the secondary market totaled $4.3 million, $23.9 million, and $4.1 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Mortgages sold in the secondary market totaled $5.3 million, $23.0 million and $2.7 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. We sell these loans with the right to service the loan being released to the purchaser for a fee. Mortgage fee income for the remainder of 2015 will be dependent on market conditions, including the levels of purchase and refinancing activity as well as any movement in long-term rates.
Trust and wealth management fee income increased by $65 thousand, or 32.5%, to $265 thousand for the three months ended March 31, 2015 compared to $200 thousand for the same period in 2014. During 2014, we enhanced our product and service offerings to include brokerage services, which has resulted in a positive net contribution. We expect trust fee income to continue increasing during 2015.

Net gains on sales of securities available-for-sale for the three months ended March 31, 2015 decreased $363 thousand to $8 thousand from $371 thousand when compared to the same period in 2014. The sales during 2014 were primarily associated with reducing the overall level of liquidity on the balance sheet and further improving our earning asset mix. We do not expect any significant sales activity for the remainder of 2015, although we routinely review our available-for-sale securities and our overall asset-liability sensitivity and may initiate transactions as warranted.
Net gains on sales of loans transferred to held-for-sale for the three months ended March 31, 2015 were $1.1 million compared to zero for the same period in 2014. These sales were generated from our TriNet division and government lending department. During the first quarter of 2015, we sold approximately $60.4 million of TriNet loans resulting in income of $1.0 million. We sold approximately $150 thousand of SBA loans during the first quarter of 2015 for a gain of approximately $14 thousand. At quarter-end we held $19.7 million in TriNet and SBA loans held-for-sale that we expect to sell during the second quarter of 2015.
Interest rate swap gains for the three months ended March 31, 2015 were $1.2 million compared to $105 thousand for the same period in 2014. We have entered into loan level swaps to provide our customers with long-term fixed rate loans while entering into associated derivatives to convert the fixed rate cash flows to variable rate cash flows. As shown below, the interest rate swap gains are typically offset by the associated derivatives included in non-interest expense.
Other income for the three months ended March 31, 2015 was $390 thousand compared to $286 thousand for the same period in 2014. The components of other income primarily consist of ATM fee income, underwriting revenue, safe deposit box fee income, repossessions, leased equipment and premises and equipment.
Noninterest Expense
Noninterest expense increased $976 thousand, or 9.3%, to $11.4 million for the three months ended March 31, 2015, compared to $10.4 million for the same period in 2014. Total noninterest expense increased for the three months ended March 31, 2015, primarily due to an increase in the interest rate swap loss., which is fully offset in noninterest income. Excluding the change in the interest rate swap, noninterest expense decreased $159 thousand, or 1.5% comparing March 31, 2015 to the same period in 2014.

The following table represents the components of noninterest expense for the three month period ended March 31, 2015 and 2014.

NONINTEREST EXPENSE

	Three Months Ended
	March 31,
	2015	Percent Change	2014
	(in thousands, except percentages)
Salaries & benefits	$5,420	2.8%	$5,274
Occupancy	798	(2.7)%	820
Furniture and equipment	665	19.4%	557
Professional fees	605	1.0%	599
FDIC insurance	242	(22.2)%	311
Write-downs on OREO and repossessions	143	(53.7)%	309
Net loss on other real estate owned, repossessions and fixed assets, net of gains	3	(70.0)%	10
Non-performing asset expenses	107	(51.6)%	221
Data processing	533	(9.4)%	588
Communications	116	(22.7)%	150
ATM/Debit card fees	244	(5.4)%	258
Intangible asset amortization	50	4.2%	48
Printing & supplies	136	(34.3)%	207
Advertising	153	14.2%	134
Insurance	295	(9.2)%	325
OCC assessments	92	(2.1)%	94
Interest rate swap loss	1,240	1,081.0%	105
Other expense	579	33.1%	435
Total noninterest expense	$11,421	9.3%	$10,445

Salaries and benefits for the three months ended March 31, 2015 increased $146 thousand, or 2.8%, compared to the same period in 2014. As of March 31, 2015, we had 26 full-service banking offices with 262 full-time equivalent employees. As of March 31, 2014, we had 28 full-service banking offices with 275 full-time equivalent employees. The reduction in the total number of employees was offset by the hiring of certain highly experienced in-market banking officers to assist in providing loan growth within our primary markets and certain normal-course salary increases.
Occupancy expense decreased $22 thousand, or 2.7% for the three months ended March 31, 2015 compared to the same period in 2014, primarily as a result of fewer locations. At March 31, 2015, First Security leased six facilities and the land for two branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities. We expect occupancy expense to remain consistent with 2014 levels.
Furniture and equipment expense increased $108 thousand, or 19.4% for the three months ended March 31, 2015 compared to the same period in 2014. This was primarily due to certain non-capitalizable expenses associated with renovations in a Knoxville branch.
Professional fees increased $6 thousand for the three months ended March 31, 2015 compared to the same period in 2014. Professional fees include fees related to investor relations, outsourcing internal audit and a portion of compliance, as well as external audit, tax services and legal and accounting advice related to, among other things, litigation, merger and acquisitions, lending activities, employee benefit programs, foreclosures and regulatory matters. We expect professional fees to increase during 2015 due to merger-related expenses.
FDIC deposit premium insurance decreased $69 thousand to $242 thousand for the three months ended March 31, 2015 compared to the same period in 2014. We expect the remaining 2015 quarterly deposit premium insurance payments to be consistent with the first quarter 2015 amount.

Insurance expense decreased $30 thousand to $295 thousand for the three months ended March 31, 2015 compared to the same period in 2014. Our ongoing insurance expense has declined as a result of our improved financial and regulatory condition.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Additionally, we evaluate on an ongoing basis our realization rate compared to the appraised values. Write-downs have declined due to fewer properties currently in OREO. Write-downs on OREO and repossessions decreased $166 thousand, or 53.7%, for the three month period ended March 31, 2015 compared to the same period in 2014. Write-downs for the remainder of 2015 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions, and our ability to liquidate properties.
Net losses on OREO, repossessions and fixed assets decreased $7 thousand to $3 thousand, or 70.0% for the three month period ended March 31, 2015 compared to the same period in 2014. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our initial fair value assumptions applied to OREO, as discussed above.
Non-performing asset expenses include, among other items, maintenance, repairs, utilities, taxes and storage costs. These costs decreased $114 thousand, or 51.6% for the three months ended March 31, 2015 compared to the same period in 2014. Historically, our holding costs have been commensurate with the level of nonperforming assets. We anticipate continued reductions in this category during 2015.
Data processing fees decreased 9.4% to $533 thousand for the three months ended March 31, 2015 compared to the same period in 2014. The monthly fees associated with data processing are typically based on transaction volume but also reflect cost savings achieved in our data processing contract.
Advertising expense increased 14.2% to $153 thousand for the three months ended March 31, 2015 compared to the same period in 2014. During 2014, we entered into a three-year partnership to be the official bank of the University of Tennessee-Chattanooga Athletics. We expect 2015 advertising expense to be consistent with 2014 levels.
Interest rate swap losses for the three months ended March 31, 2015 were $1.2 million compared to $105 thousand for the same period in 2014. We have entered into loan level swaps to provide our customers with long-term fixed rate loans while entering into associated derivatives to convert the fixed rate cash flows to variable rate cash flows. As shown in the non-interest income section above, the losses are typically offset in full by a corresponding gain recorded in noninterest income.
Other expense increased $143 thousand for the three months ended March 31, 2015 compared to the same period in 2014. The increase in other expense is associated with several sub-components and was part of the normal course of conducting business.
Income Taxes
We recorded an income tax provision of $145 thousand for the three months ended March 31, 2015 compared to an income tax provision of $132 thousand for the same period in 2014. For the three months ended March 31, 2015, we recorded $180 thousand in additional deferred tax valuation allowance to offset the tax benefits generated during the first quarter of 2015, including changes in accumulated other comprehensive income.
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

At March 31, 2015, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements.

FINANCIAL CONDITION

As of March 31, 2015, we had total consolidated assets of $1.1 billion, total loans held-for-investment of $734.5 million, loans held-for-sale of $23.3 million, total deposits of $923.6 million and shareholders’ equity of $90.7 million. As of December 31, 2014, we had total consolidated assets of $1.1 billion, total loans of $663.6 million, total deposits of $905.6 million and shareholders' equity of $90.0 million. As of March 31, 2014, we had total assets of $980.5 million, total loans of $604.9 million, total deposits of $841.8 million and shareholders' equity of $84.7 million.
Loans
As we continue to implement our strategic initiatives and restructure the mix of earning assets, we expect to realize continued growth in our loan portfolio. As of March 31, 2015, total loans increased by $70.9 million, or 10.7% (43.3% annualized), from December 31, 2014 and increased by $129.6 million, or 21.4%, from March 31, 2014.

The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2014
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$189,493	$181,655	$147,672	4.3%	28.3%
Commercial	354,711	314,843	304,561	12.7%	16.5%
Construction	50,912	47,840	41,664	6.4%	22.2%
Multi-family and farmland	18,559	18,108	16,900	2.5%	9.8%
	613,675	562,446	510,797	9.1%	20.1%
Commercial loans	94,600	73,985	63,900	27.9%	48.0%
Consumer installment loans	20,344	22,539	24,108	(9.7)%	(15.6)%
Other	5,859	4,652	6,054	25.9%	(3.2)%
Total loans	734,478	663,622	604,859	10.7%	21.4%
Allowance for loan and lease losses	(8,650)	(8,550)	(9,200)	1.2%	(6.0)%
Net loans	$725,828	$655,072	$595,659	10.8%	21.9%

Year-to-date, we achieved substantial loan growth with an increase of approximately $70.9 million, or 10.7% (43.3% annualized) when compared to December 31, 2014. Categories driving the growth included: commercial real estate loans increasing $39.9 million, or 12.7%, commercial and industrial loans increasing $20.6 million, or 27.9%, and residential 1-4 family loans increasing $7.8 million, or 4.3%.
Comparing March 31, 2015 to March 31, 2014, loans increased $129.6 million, or 21.4%. This increase was primarily due to increases in residential 1-4 family real estate loans of $41.8 million, or 28.3%, commercial real estate loans of $50.2 million, or 16.5%, and commercial and industrial loans of $30.7 million, or 48.0%.
We anticipate solid loan growth to continue during the remainder of 2015, as we remain focused on extending prudent loans to creditworthy consumers and businesses.. Funding of future loans may be restricted by our ability to raise core deposits, although we may use current cash reserves and wholesale funding, as necessary and appropriate. Loan growth may also be restricted by the necessity to maintain appropriate capital levels.

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
Allowance—Loan Pools
As indicated in the Allowance for Loan and Lease Losses above, we analyze our allowance by segregating our portfolio into two primary categories: impaired loans and non-impaired loans. Impaired loans are individually evaluated, as further discussed below. Non-impaired loans are segregated first by loan risk rating and then into homogeneous pools based on loan type, collateral or purpose of proceeds. We believe our loan pools conform to regulatory and accounting guidelines.
Impaired loans generally include those loan relationships in excess of $250 thousand with a risk rating of substandard/nonaccrual or doubtful. Prior to the first quarter of 2015, we utilized a threshold of $500 thousand with the same risk ratings as described above. We evaluated the change and determined that it was appropriate given our overall improvement in asset quality and the limited number of relationships going through the detailed impairment analysis using the higher threshold. For the current and prior periods, we believe the change, had it been applied in those prior periods, was not significant to the overall estimation of the allowance. For impaired loans, we determine the impairment based upon one of the following methods: (1) discounted cash flows, (2) observable market pricing or (3) the fair value of the collateral. The amount of the estimated loss, if any, is then specifically reserved in a separate component of the allowance unless the relationship is considered collateral dependent, in which case the estimated loss is charged-off in the current period. The reduction in the dollar threshold increased impaired loans by approximately $1.0 million at March 31, 2015. The change in the dollar threshold also decreased the estimated allowance for loan and lease loss and associated provision expense by approximately $92 thousand for the three months ended March 31, 2015.
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
A substandard loan risk rating is characterized as having specifically identified weaknesses and deficiencies typically resulting from severe adverse trends of a financial, economic, or managerial nature, and may warrant non-accrual status. Substandard loans have a greater likelihood of loss and may require a protracted work-out plan. Substandard/impaired loans are relationships in excess of $250 thousand and are individually reviewed. In addition to the factors listed for special mention loans, substandard loans may be characterized by the following risks and/or trends:

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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the three months ended March 31, 2015 and 2014. The provision (credit) for loan and lease losses in the table below does not include our provision for losses on unfunded commitments of $2 thousand and $6 thousand for the three month period ended March 31, 2015 and 2014, respectively. The reserve for unfunded commitments totaled $308 thousand, $306 thousand and $288 thousand as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Three Months Ended
	March 31,
	2015	2014
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$8,550	$10,500
Provision (credit) for loan and lease losses	707	(972)
Sub-total	9,257	9,528
Charged-off loans:
Real estate – residential 1-4 family	12	194
Real estate – commercial	—	176
Commercial loans	568	6
Consumer installment and other loans	331	129
Leases, net of unearned income	—	29
Total charged-off	911	534
Recoveries of charged-off loans:
Real estate – residential 1-4 family	32	82
Real estate – commercial	7	8
Real estate – construction	193	61
Real estate – multi-family and farmland	6	4
Commercial loans	12	17
Consumer installment and other loans	96	86
Leases, net of unearned income	3	47
Other	1	1
Total recoveries	350	306
Net charged-off	561	228
Decrease from transfer of loans held-for-investment to loans held-for-sale	(46)	(100)
Allowance for loan and lease losses – end of period	$8,650	$9,200
Total loans – end of period	$734,478	$604,859
Average loans	$758,216	$604,298
Net loans charged-off to average loans, annualized	0.30%	0.15%
Provision (credit) for loan and lease losses to average loans, annualized	0.38%	(0.64)%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.18%	1.52%
Nonperforming loans	192.35%	133.70%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of March 31, 2015		As of December 31, 2014		As of March 31, 2014
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$2,443	25.8%	$2,617	27.4%	$3,423	24.4%
Real estate – commercial	2,919	48.3%	2,865	47.4%	2,882	50.4%
Real estate – construction	691	6.9%	716	7.2%	857	6.9%
Real estate – multi-family and farmland	516	2.5%	714	3.1%	731	2.8%
Commercial loans	1,205	12.9%	795	11.1%	754	10.5%
Consumer installment loans	780	2.8%	688	3.4%	545	4.0%
Other and Unallocated	96	0.8%	155	0.4%	8	1.0%
Total	$8,650	100.0%	$8,550	100.0%	$9,200	100.0%
__________________
1 Represents the percentage of loans in each category to total loans.
Since March 31, 2013, we have experienced a significant decline in the level of non-performing loans. Nonperforming loans were $4.5 million, $4.4 million and $6.9 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. When comparing March 2015 to December 2014, non-performing loans increased by less than $100 thousand, and when compared to March 2014, non-performing loans have decreased $2.4 million. Our ratio of non-performing loans to total loans was 0.61% as of March 31, 2015 as compared to 0.67% as of December 31, 2014 and 1.14% as of March 31, 2014.
The combination of positive asset quality trends as well as low loss rates for the prior year resulted in a reduction in our allowance-to-loans ratio to 1.18% at March 31, 2015, compared to 1.29% at December 31, 2014 and 1.52% at March 31, 2014. We anticipate that our allowance model may support a slightly lower allowance-to-loans ratio with continuation of the current asset quality and charge-off trends; however, we may need to provide additional provision expense in the future due to the expected loan growth.
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
We segregate substandard loans into two classifications based on our allowance methodology for impaired loans. An impaired loan is defined as a substandard loan relationship in excess of $250 thousand that is also on nonaccrual status. These relationships are individually reviewed on a quarterly basis to determine the required allowance or loss, as applicable.
For the allowance analysis, the primary categories are: pass, special mention, substandard – non-impaired, and substandard – impaired. Loans in the substandard and doubtful loan categories are combined and impaired loans are segregated from non-impaired loans.

The following tables present our internal risk rating by loan classification as utilized in the allowance analysis as of March 31, 2015, December 31, 2014 and March 31, 2014:
As of March 31, 2015

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$178,529	$5,072	$5,024	$868	$189,493
Real estate: Commercial	348,677	2,173	1,847	2,014	354,711
Real estate: Construction	46,705	3,690	517	—	50,912
Real estate: Multi-family and farmland	18,385	98	14	62	18,559
Commercial	84,642	6,150	3,170	638	94,600
Consumer	20,026	51	17	250	20,344
Other	5,830	—	29	—	5,859
Total Loans	$702,794	$17,234	$10,618	$3,832	$734,478

As of December 31, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$170,044	$5,700	$5,804	$107	$181,655
Real estate: Commercial	308,677	2,993	2,217	956	314,843
Real estate: Construction	43,453	3,688	699	—	47,840
Real estate: Multi-family and farmland	17,930	98	80	—	18,108
Commercial	68,780	1,834	3,153	218	73,985
Consumer	22,218	57	264	—	22,539
Other	4,621	1	30	—	4,652
Total Loans	$635,723	$14,371	$12,247	$1,281	$663,622

As of March 31, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$130,545	$8,705	$7,653	$769	$147,672
Real estate: Commercial	290,717	3,552	8,429	1,863	304,561
Real estate: Construction	38,477	2,235	952	—	41,664
Real estate: Multi-family and farmland	16,056	160	684	—	16,900
Commercial	59,870	2,098	1,632	300	63,900
Consumer	23,765	65	278	—	24,108
Other	6,008	—	46	—	6,054
Total Loans	$565,438	$16,815	$19,674	$2,932	$604,859

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $3.8 million at March 31, 2015, $1.3 million at December 31, 2014 and $2.9 million at March 31, 2014. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with specific impaired loans totaled $116 thousand as of March 31, 2015, compared to zero as of December 31, 2014 and $560 thousand as of March 31, 2014. General reserves totaled $8.5 million as of March 31, 2015, compared to $8.6 million as of December 31, 2014 and $8.6 million as of March 31, 2014. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. Our allowance as a percentage of total loans has decreased mostly due to a credit to our provision for loan and lease loses and a decrease in non-performing loans. The ratio of the general reserves to the applicable loan pools has declined from 1.40% as of March 31, 2014 and 1.29% as of December 31, 2014 to 1.16% as of March 31, 2015.

We believe that the allowance for loan and lease losses as of March 31, 2015 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the level of the allowance as compared to total loans may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-Performing Assets
As of March 31, 2015, our allowance for loan and lease losses as a percentage of total loans was 1.18%, which is a decrease from the 1.29% as of December 31, 2014 and a decrease from 1.52% as of March 31, 2014.  Net charge-offs as a percentage of average loans (annualized) was 0.30% for the three months ended March 31, 2015 compared to 0.15% for the same period in 2014. As of March 31, 2015, non-performing assets decreased to $8.7 million, or 0.82% of total assets, from $9.0 million, or 0.84% of total assets as of December 31, 2014 and decreased from $14.0 million, or 1.42% of total assets as of March 31, 2014. Our total non-performing loans as of March 31, 2015 increased by $48 thousand, or 1.0%, and $2.4 million, or 34.7%, respectively, when compared to December 31, 2014 and March 31, 2014. Our total nonperforming assets as of March 31, 2015 decreased by $264 thousand, or 2.9%, and $5.3 million, or 37.6%, respectively, when compared to December 31, 2014 and March 31, 2014. The allowance as a percentage of total non-performing loans was 192.35% as of March 31, 2015 compared to 192.22% at December 31, 2014 and 133.70% at March 31, 2014.
From December 31, 2014 to March 31, 2015, we have seen an increase in our special mention loans. However, we believe that our our overall asset quality is within an acceptable range. Special mention loans increased $2.9 million, or 19.9%, from $14.4 million as of December 31, 2014 to $17.2 million as of March 31, 2015. Comparing March 31, 2015 to March 31, 2014, special mention loans increased by $419 thousand, or 2.5%. Substandard loans increased $922 thousand, or 6.8%, from $13.5 million at December 31, 2014 to $14.5 million at March 31, 2015. Comparing March 31, 2015 to March 31, 2014, substandard loans decreased by $8.2 million, or 36.1%. We have also achieved steady reductions in other real estate owned. OREO declined by $312 thousand, or 6.9%, from $4.5 million as of December 31, 2014 to $4.2 million as of March 31, 2015. Comparing March 31, 2015 to March 31, 2014, OREO declined by $2.9 million, or 40.6%. This is a direct result of our efforts to liquidate and sell our OREO properties as well as reduced inflows into OREO.

Nonperforming assets include nonaccrual loans, loans past-due over ninety days and still accruing, restructured loans, OREO and repossessed assets. The following table, which includes both loans held-for-sale and loans held-for-investment, presents our non-performing assets and related ratios.
NON-PERFORMING ASSETS BY TYPE

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands, except percentages)
Nonaccrual loans	$4,150	$4,348	$6,027
Loans past due 90 days and still accruing	347	100	854
Total nonperforming loans, including loans 90 days and still accruing	$4,497	$4,448	$6,881

Other real estate owned	$4,199	$4,511	$7,067
Repossessed assets	8	8	8
Total nonperforming assets	$8,704	$8,967	$13,956

Nonperforming loans as a percentage of total loans	0.61%	0.67%	1.14%
Nonperforming assets as a percentage of total assets	0.82%	0.84%	1.42%

The following table provides the classifications for nonaccrual loans and other real estate owned as of March 31, 2015, December 31, 2014 and March 31, 2014.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$—	—	$162	2	$364	3
Residential real estate loans	1,894	32	1,529	39	1,884	43
Commercial real estate loans	985	8	1,019	9	2,319	11
Commercial and industrial loans	1,017	13	1,382	17	1,201	17
Commercial leases	—	—	—	—	—	—
Consumer and other loans	254	6	256	8	259	10
Total	$4,150	59	$4,348	75	$6,027	84
Other real estate owned
Construction/development	$1,806	109	$1,882	111	$3,321	194
Residential real estate	463	9	650	12	1,219	21
Commercial real estate	1,657	11	1,673	12	2,221	16
Multi-family and farmland	—	—	—	—	—	—
Commercial and industrial	273	1	306	1	306	1
Total	$4,199	130	$4,511	136	$7,067	232

Nonaccrual loans totaled $4.2 million, $4.3 million and $6.0 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.  We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of March 31, 2015, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $250 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

As of March 31, 2015, nonaccrual loans decreased by $198 thousand, or 4.6%, compared to December 31, 2014. Comparing March 31, 2015 to December 31, 2014, nonaccrual residential real estate loans increased by $365 thousand and was offset by a decrease in commercial and industrial loans of $365 thousand. We continue to actively pursue appropriate strategies to maintain or reduce the current level of nonaccrual loans.
OREO decreased $312 thousand from December 31, 2014 to March 31, 2015.  During the three months ended March 31, 2015, we sold 4 properties for $235 thousand. We expect continued OREO resolutions during 2015 due to marketing strategies and general stabilization in the real estate markets in our footprint.
Loans 90 days past due and still accruing increased $247 thousand for the three months ending March 31, 2015 when compared to December 31, 2014. As of March 31, 2015, the $347 thousand in loans 90 days past due and still accruing was composed of $111 thousand in residential real estate loans, $123 thousand in commercial real estate, $60 thousand in construction real estate, $38 thousand in commercial loans and $15 thousand of consumer loans.
Loans 90 days past due and still accruing were $100 thousand as of December 31, 2014. Of these past due loans as of December 31, 2014, residential real estate loans totaled $11 thousand, $68 thousand in construction real estate and $21 thousand in consumer loans.
As of March 31, 2015, loans 90 days past due and still accruing decreased $507 thousand when compared to the same period in 2014. As of March 31, 2014, the $854 thousand in loans 90 days past due and still accruing was composed of $850 thousand in residential real estate loans and $4 thousand in consumer loans.
Total non-performing assets as of the first quarter of 2015 were $8.7 million compared to $9.0 million at December 31, 2014 and $14.0 million at March 31, 2014.
As of March 31, 2015, our asset quality ratios are consistent with or more favorable than our peer group. As previously stated, we monitor our asset quality against our peer group, as defined by all commercial banks with $1 billion to $3 billion in total assets as presented in the UBPR. The following table provides our asset quality ratios and our UBPR peer group ratios as of December 31, 2014, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	0.61%	0.94%
Nonperforming loans[1] as a percentage of the allowance	51.99%	72.14%
Nonperforming loans[1] as a percentage of equity capital	4.96%	5.69%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	1.18%	1.41%
__________________
1 Nonperforming loans are nonaccrual loans plus loans 90 days past due and still accruing

Investment Securities and Other Earning Assets
The composition of our securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. Our securities portfolio also provides a balance to interest rate risk and credit risk in other categories of our consolidated balance sheet while providing a vehicle for investing available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits and borrowed funds. Currently, our investments are classified as either available-for-sale or held-to-maturity.  During 2013 and 2014 we sold approximately $120.5 million of investments primarily to redeploy the funds into loans. There may be additional sales of securities classified as available-for-sale in 2015 as deemed appropriate.
Available-for-sale securities totaled $92.0 million at March 31, 2015, $95.6 million at December 31, 2014 and $120.1 million at March 31, 2014. Held-to-maturity securities totaled $119.2 million at March 31, 2015, $124.5 million at December 31, 2014 and $131.8 million at March 31, 2014. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The decrease in securities available-for-sale of $3.6 million at March 31, 2015 from December 31, 2014, reflects the sale of securities as well as the redeployment of cash flows principal payments into loans. At March 31, 2015, December 31, 2014 and March 31, 2014, the available-for-sale securities portfolio had gross unrealized gains of approximately $896 thousand, $849 thousand and $1.1 million, and gross unrealized losses of approximately $238 thousand, $367 thousand and $1.5 million, respectively. At March 31, 2015, December 31, 2014 and March 31, 2014, the held-to maturity securities had gross unrecognized gains of approximately $5.4 million, $3.9 million and $1.6 million and gross unrecognized losses of approximately $68 thousand, $305 thousand and $710 thousand, respectively. Our securities portfolio at March 31, 2015 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools, collateralized loan obligations and corporate bonds.
The following tables provides the amortized cost of our available-for-sale and held-to-maturity securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$725	$1,733	$—	$—	$2,458
Municipal - taxable	—	635	213	525	1,373
Agency bonds	—	—	—	—	—
Agency issued REMICs	602	28,346	—	—	28,948
Agency issued mortgage pools	35	22,452	13,312	443	36,242
Other	—	4,441	12,752	5,090	22,283
Total	$1,362	$57,607	$26,277	$6,058	$91,304
Tax equivalent yield	5.08%	1.64%	1.66%	2.88%	1.75%
MATURITY OF HTM INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$—	$—	$2,164	$6,109	$8,273
Municipal - taxable	—	1,308	14,982	2,595	18,885
Agency bonds	—	18,090	30,620	8,154	56,864
Agency issued REMICs	—	23,056	—	—	23,056
Agency issued mortgage pools	—	2,402	6,681	3,063	12,146
Total	$—	$44,856	$54,447	$19,921	$119,224
Tax equivalent yield	—%	1.58%	2.01%	2.71%	1.96%

We currently have the ability and intent to hold our available-for-sale investment securities to maturity. However, should conditions change, we may sell unpledged securities. We consider the overall quality of the securities portfolio to be high. All securities held are historically traded in liquid markets, except for one bond, which is valued utilizing Level 3 inputs. The Level 3 security was a pooled trust preferred security with a book value of $64 thousand.
As of March 31, 2015, we performed an impairment assessment of the available-for-sale securities in the portfolio and the held-to-maturity portfolio that had an unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.

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
As of March 31, 2015, gross unrealized losses in our available-for-sale portfolio totaled $238 thousand, compared to $367 thousand as of December 31, 2014 and $1.5 million as of March 31, 2014. As of March 31, 2015, gross unrecognized losses in the held-to-maturity portfolio totaled $68 thousand compared to $305 thousand as of December 31, 2014 and $710 thousand as of March 31, 2014. As of March 31, 2015, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of fourteen securities), municipals (consisting of one security) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of eleven securities), municipals (consisting of seventeen securities) and federal agencies (consisting of twenty-two securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between March 31, 2014 and March 31, 2015, the rate on the 10-year U.S. Treasury decreased from approximately 2.73% to 1.94%. As this represented a decrease in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to one corporate note. The unrealized loss in the corporate note is primarily due to changes in interest rates subsequent to purchase. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at March 31, 2015 are considered temporary.
On December 10, 2013, the Federal Reserve and other regulators jointly issued a proposed rule implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.” We continue to monitor and review applicable regulatory guidance on the implementation of the Volcker Rule. The Federal Reserve Board granted an extension for conformance until July 21, 2017 and announced that it intends to exercise its authority to give banking entities two additional one-year extensions to conform their ownership interests in and sponsorship of certain collateralized loan obligations (“CLOs”) covered by the Volcker Rule.
As of March 31, 2015, we have identified approximately $11.2 million of collateralized loan obligations ("CLOs") within its investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, we would have to sell the securities prior to the compliance date of July 21, 2017. At this time, we continues to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in our portfolio to determine whether such CLOs will remain permitted investments. The unrealized gain as of March 31, 2015 for the CLOs totaled $51 thousand.
As of March 31, 2015, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 5% of our shareholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of March 31, 2015.

	Amortized Cost	Market Value
	(in thousands)
Federal National Mortgage Association (FNMA)	$51,877	$52,112
Federal Home Loan Mortgage Corporation (FHLMC)	$22,513	$22,673
Government National Mortgage Association (GNMA)	$27,372	$27,390

We held no federal funds sold as of March 31, 2015, December 31, 2014 or March 31, 2014. As of March 31, 2015, we held $7.6 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $29.6 million at December 31, 2014 and $11.5 million as of March 31, 2014. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
At March 31, 2015, we held $29.4 million in bank-owned life insurance, compared to $29.2 million at December 31, 2014 and $28.6 million at March 31, 2014.

Deposits and Other Borrowings
As of March 31, 2015, total deposits increased by 2.0% (8.0% annualized) from December 31, 2014 and increased by 9.7% from March 31, 2014. The increase from December 31, 2014 was primarily due to the increase in savings and money market accounts as well as a slight increase in brokered deposits offset by reductions in our retail and jumbo certificates of deposit. The increase from March 31, 2014 was principally a result of increases in our interest bearing demand accounts, savings and money market accounts and brokered deposits partially offset by reductions in our retail and jumbo certificates of deposit. Excluding brokered deposits, our deposits increased by 1.0% (4.2% annualized) from December 31, 2014 and increased 5.1% from March 31, 2014. In the first three months of 2015, noninterest bearing demand remained consistent and interest bearing demand deposits increased by 5.9% compared to December 31, 2014. Retail and jumbo certificates of deposit declined by 2.0% and 1.6%, respectively, when comparing March 31, 2015 to December 31, 2014. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. Core deposits increased by $10.2 million, or 1.5% (6.1% annualized), from December 31, 2014. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Summary of Deposits

(in thousands)	March 31, 2015	Percent Change	December 31, 2014	Percent Change	March 31, 2014
Noninterest Bearing Demand	$160,128	0.08%	$159,996	6.70%	$150,075
Interest Bearing Demand	117,557	5.89%	111,021	16.98%	100,495
Savings and Money Market	265,269	2.54%	258,694	30.03%	204,007
Certificates of Deposit less than $100 thousand	148,031	(2.02)%	151,089	(14.16)%	172,449
Total Core Deposits	690,985	1.50%	680,800	10.20%	627,026
Certificates of Deposit of $100 thousand or more	117,598	(1.60)%	119,514	(17.33)%	142,247
Brokered Deposits	114,969	9.18%	105,299	58.45%	72,559
Total Deposits	$923,552	1.98%	$905,613	9.71%	$841,832

Brokered certificates of deposits decreased $29.2 million from March 31, 2014 to March 31, 2015 and increased $323 thousand from December 31, 2014 to March 31, 2015 due to scheduled and called maturities offset by the addition of new brokered certificates of deposits. In addition to brokered certificates of deposits, FSGBank, in partnership with with the network banks associated with Promontory Interfinancial Network, LLC, is a member bank of the Certificate of Deposit Account Registry Service® ("CDARS") and the Insured Cash Sweep® ("ICS") networks. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. ICS is a network of banks that allow customer transaction accounts to receive multi-million-dollar FDIC insurance coverage. As of March 31, 2015, our CDARS balance consists of $15.8 million in reciprocal customer accounts. As of March 31, 2015, our ICS balance was $56.1 million in customer accounts.
Brokered deposits at March 31, 2015, December 31, 2014 and March 31, 2014 were as follows:

BROKERED DEPOSITS

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands)
Brokered certificates of deposits	$43,007	$42,684	$72,184
CDARS - Customer deposits	15,832	14,256	375
ICS - Customer deposits	56,130	48,359	—
Total	$114,969	$105,299	$72,559

The table below is a maturity schedule for our brokered deposits as of March 31, 2015.
BROKERED DEPOSITS – BY MATURITY

	Less than three months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$—	$11,294	$4,791	$8,824	$18,098
CDARS - Customer deposits	204	4,003	1,596	6,013	4,016
ICS - Customer deposits	56,130	—	—	—	—
Total	$56,334	$15,297	$6,387	$14,837	$22,114

As of March 31, 2015, December 31, 2014 and March 31, 2014, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $13.3 million as of March 31, 2015, compared to $12.8 million and $12.7 million as of December 31, 2014 and March 31, 2014, respectively.
As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At March 31, 2015, December 31, 2014 and March 31, 2014, we had FHLB advances of $24.5 million, $56.0 million and $37.6 million, respectively.
The terms of the FHLB advances as of March 31, 2015, December 31, 2014 and March 31, 2014 are as follows:

Balance as of March 31, 2015
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2015	3/31/2015	FHLB variable rate advance	$24,500	0.15%	4/1/2015

Balance as of December 31, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2015	12/31/2014	FHLB variable rate advance	$56,000	0.14%	1/2/2015

Balance as of March 31, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	3/24/2014	FHLB fixed rate advance	$17,300	0.12%	4/3/2014
2014	3/31/2014	FHLB fixed rate advance	$20,285	0.12%	4/7/2014
			$37,585

Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on the operations and cash balance of FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $297 thousand as of March 31, 2015, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs.
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

As of March 31, 2015, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $7.5 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
As of March 31, 2015, FSGBank had $160.3 million of total borrowing capacity at FHLB with all 1-4 family residential mortgages and investment securities pledged as collateral as well as the amount of FHLB stock we own. The available borrowing capacity at December 31, 2014 totaled $165.7 million and $178.2 million at March 31, 2014.
Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of quarter-end, we had approximately $48.5 million in loan participations sold. FSGBank may sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $152.7 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of March 31, 2015, our unpledged available-for-sale and held-to-maturity securities totaled $28.3 million and $30.2 million, respectively.
Additionally, we had a $92.5 million in unsecured fed lines of credit as of March 31, 2015 that were fully available.
We also utilize brokered deposits to provide an additional source of funding. As of March 31, 2015, we had $43.0 million in brokered CDs outstanding with a weighted average remaining life of approximately 26 months, a weighted average coupon rate of 1.71% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 1.87%. Our CDARS product had $15.8 million at March 31, 2015, with a weighted average coupon rate of 0.61% and a weighted average remaining life of approximately 16 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
The following table illustrates our significant contractual obligations at March 31, 2015 by future payment period.
CONTRACTUAL OBLIGATIONS

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Certificates of deposit [1]	$142,545	$81,948	$41,129	$7	$265,629
Brokered certificates of deposit [1]	16,085	11,500	15,422	—	43,007
CDARS® [1]	5,803	10,029	—	—	15,832
Securities sold under agreements to repurchase [2]	13,292	—	—	—	13,292
FHLB borrowings [3]	24,500	—	—	—	24,500
Operating lease obligations [3]	811	1,903	1,472	1,736	5,922
Total	$203,036	$105,380	$58,023	$1,743	$368,182
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

Net cash provided by operations during the first three months of 2015 totaled $1.4 million compared to net cash used in operations of $2.7 million for the same period in 2014. The increase in net cash provided by operations was primarily due to the change in other assets and liabilities. Net cash used in investing activities totaled $14.3 million for the three months ended March 31, 2015, compared to net cash used in investing activities of $1.0 million for the same period in 2014. The increase in cash used is primarily associated with an increase in our loan originations of $27.9 million for the first three months of 2015 when compared to the same period in 2014, partially offset by proceeds from sales of loans of $61.5 million. Net cash used in financing activities was $13.0 million for the first three months of 2015 compared to net cash provided by financing activities of $2.3 million in the comparable 2014 period. The increase in cash used in financing activities is primarily related to the decrease in FHLB borrowings partially offset by an increase in deposits.

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
The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands)
Commitments to extend credit - fixed rate	$42,033	$37,819	$38,163
Commitments to extend credit - variable rate	112,866	94,568	92,082
Total Commitments to extend credit	$154,899	$132,387	$130,245

Standby letters of credit	$3,428	$3,272	$3,389

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
Regulatory capital guidelines require that capital be measured in relation to the credit and market risks of both on- and off-balance-sheet items as calculated under regulatory accounting practices. On January 1, 2015, the Company became subject to Basel III rules, which include transition provisions through January 1, 2019. Under Basel III, total capital consist of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of Common Equity Tier 1 Capital and additional Tier 1 capital.
The transition provisions include important differences in determining the composition of regulatory capital between the Basel I Rules and Basel III rules including, changes in capital deductions related to the Company's deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated OCI. These changes will be impacted by, among other things, future changes in interest rates, overall earnings performance and company actions. Changes to the composition of regulatory capital under Basel III, as compared to the Basel I rules, are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2019. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized.
Common Equity Tier 1 Capital primarily includes qualifying common shareholders' equity, retained earnings, accumulated other comprehensive income ("AOCI"), subject to the AOCI opt-out election, and certain minority interest. Goodwill, disallowed intangible assets and certain disallowed deferred tax assets are excluded from Common Equity Tier 1 Capital. The AOCI opt-out election is a one-time election about a Company's desire to include or exclude certain unrealized gains and losses from regulatory capital. We have selected to opt-out for this election thus excluding most components of AOCI in Common equity tier 1 capital.

Additional Tier 1 capital primarily includes qualifying non-cumulative preferred stock, trust preferred securities subject to phase-out and certain minority interests. Certain deferred tax assets are also excluded.
Tier 2 capital primarily consists of qualifying subordinated debt, a limited portion of the allowance for loan and lease losses, trust preferred securities subject to phase-out and reserves for unfunded lending commitments. The Company's total capital is the sum of Tier 1 capital plus Tier 2 capital.
To meet adequately capitalized regulatory requirements, an institution must maintain a Common Equity Tier 1 Capital of 4.5%, Tier 1 capital ratio of 6.0% and a Total capital ratio of 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. The Bank must maintain a Tier 1 leverage ratio of at least 5.0% to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company's consolidated financial statements. Currently, our capital ratios exceed the minimum capital requirements to be considered "well-capitalized."
The Basel III rules also introduced a capital conservation buffer which will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The following table presents capital ratios for the Company and FSGBank at March 31, 2015, December 31, 2014 and March 31, 2014:

First Security Group, Inc.	Actual		Capital Adequacy		Excess
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1Capial (to risk weighted assets)	97,505	11.5%	38,207	4.5%	59,298	7.0%
Tier 1 capital (to risk weighted assets)	97,505	11.5%	50,942	6.0%	46,563	5.5%
Total capital (to risk weighted assets)	106,463	12.5%	67,923	8.0%	38,540	4.5%
Tier 1 leverage ratio	97,505	9.1%	42,791	4.0%	54,714	5.1%

December 31, 2014
Tier 1 capital (to risk weighted assets)	92,928	11.9%	25,264	4.0%	67,664	7.9%
Total capital (to risk weighted assets)	101,475	13.0%	50,529	8.0%	50,946	5.0%
Tier 1 leverage ratio	92,928	9.4%	44,879	4.0%	48,049	5.4%

March 31, 2014
Tier 1 capital (to risk weighted assets)	93,236	12.9%	29,014	4.0%	64,222	8.9%
Total capital (to risk weighted assets)	102,308	14.1%	58,027	8.0%	44,281	6.1%
Tier 1 leverage ratio	93,236	9.6%	38,684	4.0%	54,552	5.6%

FSGBank	Actual		Well Capitalized		Excess
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1Capial (to risk weighted assets)	92,641	10.91%	55,192	6.5%	37,449	4.4%
Tier 1 capital (to risk weighted assets)	92,641	10.91%	67,929	8.0%	24,712	2.9%
Total capital (to risk weighted assets)	101,599	11.97%	84,912	10.0%	16,687	2.0%
Tier 1 leverage ratio	92,641	8.66%	53,489	5.0%	39,152	3.7%

December 31, 2014
Tier 1 capital (to risk adjusted assets)	86,781	11.31%	39,192	6.0%	47,589	5.3%
Total capital (to risk adjusted assets)	95,264	12.40%	65,319	10.0%	29,945	2.4%
Tier 1 leverage ratio	86,781	8.88%	55,983	5.0%	30,798	3.9%

March 31, 2014
Tier 1 capital (to risk adjusted assets)	87,433	12.1%	43,475	6.0%	43,958	6.1%
Total capital (to risk adjusted assets)	96,080	13.3%	72,459	10.0%	23,621	3.3%
Tier 1 leverage ratio	87,433	9.0%	48,355	5.0%	39,078	4.0%

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

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update 2014-04, Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residual Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In January 2014, the FASB amended this existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical repossession of residential real estate property collateralizing a consumer mortgage loan, upon either: 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this standard did not have a material effect on the Company's operating results or financial condition.
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. We are evaluating the impact of this update and do not believe it will have a significant impact to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate risks. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of March 31, 2015, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points, 200 basis points and 300 basis points (1.00%, 2.00% and 3.00%, respectively) over a twelve-month period. Given this scenario, as of March 31, 2015, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $2.2 million, or 6.6%, as a result of a 100 basis point decline in rates based on annualizing our financial results through March 31, 2015. The model predicts a $2.0 million, or 5.8%, increase in net interest income resulting from a 100 basis point increase in rates. The model also forecasts an $3.9 million increase in net interest income, or 11.7%, as a result of a 200 basis point increase in rates. Finally, the model forecasts an $5.8 million increase in net interest income, or 17.3%, as a result of a 300 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of March 31, 2015. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP	Up 300 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$31,571	$33,791	$35,744	$37,728	39,620
Dollar change net interest income	(2,220)	—	1,953	3,937	5,829
Percentage change net interest income	(6.57)%	0.00%	5.78%	11.65%	17.25%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of March 31, 2015.
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In the normal course of business, we are at times subject to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. In view of the inherent difficulty of predicting the outcome of such litigation, particularly where the claimants seek large or indeterminate damages or where the matters involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As litigation develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.
Information is provided below regarding the nature of pending and threatened legal actions. After reviewing the pending and threatened legal actions with counsel, we believe that the outcome of any or all such actions will not have a material adverse effect on our business, financial condition and/or operating results.
Atlantic Capital Merger:
Two putative shareholder class action lawsuits have been filed in connection with the Merger.  Knutson v. First Security Group, Inc. et al., filed April 15, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, and Atlantic Capital as defendants.  Meade v. Kramer, et al., filed in the Chancery Court for Hamilton County, Tennessee on April 24, 2015, names First Security, the members of its board of directors, FSGBank, N.A., Atlantic Capital and Atlantic Capital Bank as defendants.  Each of these complaints alleges, among other things, that the First Security directors breached their fiduciary duties in connection with the negotiation and approval of the Merger Agreement and that the other named defendants aided and abetted those alleged breaches of fiduciary duties.  Among other relief, the plaintiffs seek injunctive relief preventing parties from consummating the Merger, rescission of the transactions completed by the Merger Agreement, an award of attorney's fees and expenses for plaintiffs and other forms of relief. The Company believes that these lawsuits are without merit and intends to vigorously defend against them. The Company has not accrued a liability for these claims.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 as well as the added risk factors discussed below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Termination of the Merger Agreement could adversely affect the Company.
If the Merger Agreement is terminated, and the Merger is not consummated, there may be various consequences. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. The Company has incurred substantial costs in connection with the Merger, including legal, accounting and investment banking fees. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed. Under certain circumstances, the Company will be required to pay Atlantic Capital a termination fee of $6.25 million and reimburse expenses of up to $1 million. This may make it more difficult or expensive for another company to acquire the Company if the Merger Agreement is terminated, which may have an adverse impact on the price of the Company’s common stock.

The Company will be subject to business uncertainties and contractual restrictions on its operations while the Merger is pending.
The Company will be subject to business uncertainties and contractual restrictions on its operations while the Merger is pending. For instance, uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change their existing business relationships. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees, or a significant number of employees, depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or the surviving entity, the Company’s business could be harmed. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course, and to comply with certain other operational restrictions, prior to consummation of the Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1
Agreement and Plan of Merger between First Security and Atlantic Capital Bancshares, Inc., incorporated by reference to Exhibit 2.1 of First Security's Current Report on Form 8-K dated March 25, 2015, as filed with the SEC on March 27, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

May 8, 2015	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

May 8, 2015	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer