Form 10-Q
period 2015-06-30
FIRST SECURITY GROUP INC/TN
filed 2015-08-05
CIK 1138817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value: 66,811,909 shares outstanding and issued as of August 5, 2015

First Security Group, Inc. and Subsidiary
Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014	June 30, 2014
(in thousands)	(unaudited)		(unaudited)
ASSETS
Cash and Due from Banks	$17,810	$18,447	$8,880
Interest Bearing Deposits in Banks	5,954	29,582	16,498
Cash and Cash Equivalents	23,764	48,029	25,378
Securities Available-for-Sale	90,610	95,571	102,429
Securities Held-to-Maturity, at amortized cost (fair value - $118,739 at June 30, 2015, $128,058 at December 31, 2014 and $133,077 at June 30, 2014)	115,704	124,485	130,709
Loans Held-for-Sale	36,107	72,242	28,547
Loans	764,411	663,622	659,539
Less: Allowance for Loan and Lease Losses	9,600	8,550	9,400
Net Loans	754,811	655,072	650,139
Premises and Equipment, net	29,567	28,347	26,510
Bank Owned Life Insurance	29,543	29,204	28,835
Other Real Estate Owned	4,441	4,511	7,717
Other Assets	14,362	12,783	12,421
TOTAL ASSETS	$1,098,909	$1,070,244	$1,012,685

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014	June 30, 2014
(in thousands, except share and per share data)	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest Bearing Demand	$169,462	$159,996	$149,588
Interest Bearing Demand	112,123	111,021	102,106
Savings and Money Market Accounts	268,901	258,694	233,502
Certificates of Deposit less than $250 thousand	241,916	248,140	269,798
Certificates of Deposit of $250 thousand or more	21,580	22,463	25,679
Brokered Deposits	107,704	105,299	87,036
Total Deposits	921,686	905,613	867,709
Securities Sold under Agreements to Repurchase	14,034	12,750	15,911
Other Borrowings	65,100	56,000	38,075
Other Liabilities	7,467	5,901	4,424
Total Liabilities	1,008,287	980,264	926,119
SHAREHOLDERS’ EQUITY
Common Stock – $.01 par value – 150,000,000 shares authorized; 66,811,909 shares issued as of June 30, 2015, 66,826,134 issued as of December 31, 2014, and 66,632,601 issued as of June 30, 2014	766	766	764
Paid-In Surplus	198,210	197,614	197,197
Accumulated Deficit	(101,882)	(101,625)	(103,474)
Accumulated Other Comprehensive Loss	(6,472)	(6,775)	(7,921)
Total Shareholders’ Equity	90,622	89,980	86,566
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,098,909	$1,070,244	$1,012,685

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$8,571	$7,672	$17,027	$14,615
Investment Securities – taxable	818	936	1,659	1,996
Investment Securities – non-taxable	73	198	151	438
Other	36	37	54	50
Total Interest Income	9,498	8,843	18,891	17,099
INTEREST EXPENSE
Interest Bearing Demand Deposits	47	48	94	95
Savings Deposits and Money Market Accounts	207	144	410	274
Certificates of Deposit	490	505	964	1,118
Brokered Deposits	307	531	617	1,097
Other	189	70	216	45
Total Interest Expense	1,240	1,298	2,301	2,629
NET INTEREST INCOME	8,258	7,545	16,590	14,470
Provision (Credit) for Loan and Lease Losses	643	(270)	1,350	(1,242)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES	7,615	7,815	15,240	15,712
NONINTEREST INCOME
Service Charges on Deposit Accounts	728	769	1,402	1,510
Gain on Sales of Loans Originated to be Held-for-Sale	241	279	453	459
Gain on Sales of Securities Available-for-Sale	—	247	8	618
Gain on Sales of Loans Transferred to Held-for-Sale	183	450	1,243	472
Other	729	1,285	3,256	2,606
Total Noninterest Income	1,881	3,030	6,362	5,665
NONINTEREST EXPENSE
Salaries and Employee Benefits	5,319	5,225	10,739	10,499
Expense on Premises and Fixed Assets, net of rental income	1,521	1,296	2,984	2,673
Other	3,308	3,580	7,846	7,374
Total Noninterest Expense	10,148	10,101	21,569	20,546
(LOSS) INCOME BEFORE INCOME TAX PROVISION	(652)	744	33	831
Income Tax Provision	145	131	290	263
NET (LOSS) INCOME	$(797)	$613	$(257)	$568
NET (LOSS) INCOME PER SHARE:
Net (Loss) Income Per Share – Basic	$(0.01)	$0.01	$0.00	$0.01
Net (Loss) Income Per Share – Diluted	$(0.01)	$0.01	$0.00	$0.01

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net (loss) income	$(797)	$613	$(257)	$568
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(554)	751	(369)	1,385
Reclassification adjustment for securities gains realized in income	—	(247)	(8)	(618)
Unrealized gains (losses) on available-for-sale securities	(554)	504	(377)	767
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	627	453	1,034	935
Changes from securities held-for-maturity	627	453	1,034	935
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	318	(14)	(354)	(13)
Changes from cash flow hedges	318	(14)	(354)	(13)
Other comprehensive income, net of tax	391	943	303	1,689
Comprehensive (loss) income	$(406)	$1,556	$46	$2,257

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(in thousands)	Shares	Amount	Paid-In Surplus	Accumulated Deficit		Total
Balance - December 31, 2014	66,826	$766	$197,614	$(101,625)	$(6,775)	$89,980
Net Loss	—	—	—	(257)	—	(257)
Other Comprehensive Income	—	—	—	—	303	303
Issuance of Restricted Stock, net of forfeitures	(14)	—	—	—	—	—
Share-Based Compensation, net of forfeitures	—	—	596	—	—	596
Balance - June 30, 2015	66,812	$766	$198,210	$(101,882)	$(6,472)	$90,622

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(257)	$568
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities
Provision (credit) for Loan and Lease Losses	1,350	(1,242)
Amortization, net	590	701
Share-Based Compensation	596	661
Depreciation	866	820
Gain on Sales of Loans Originated to be Held-For-Sale	(453)	(459)
Gain on Sales of Loans Transferred to Held-For-Sale	(1,243)	(472)
Gain on Sales of Available-for-Sale Securities	(8)	(618)
Net loss (gains) on Sales of Other Real Estate Owned and Repossessions, net	5	(5)
Write-down of Other Real Estate Owned and Repossessions	163	385
Accretion of Fair Value Adjustment, net	—	(28)
Loans Originated to be Held-for-Sale	(11,001)	(9,787)
Sale of Loans Originated to be Held-for-Sale	12,487	9,906
Changes in Operating Assets and Liabilities -
Interest Receivable	55	377
Other Assets	(2,052)	667
Interest Payable	72	(279)
Other Liabilities	1,099	566
Net Cash Provided by Operating Activities	2,269	1,761
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in Securities Available-for-Sale:
Maturities, Prepayments and Calls	8,068	6,707
Sales	2,008	64,475
Purchases	(5,974)	—
Activity in Securities Held-to-Maturity:
Maturities, Prepayments and Calls	9,815	2,794
Loan Originations and Principal Collections, net	(136,758)	(119,250)
Proceeds from Sale of Loans	70,887	14,887
Proceeds from Sales of Other Real Estate and Repossessions	1,056	2,184
Additions to Premises and Equipment	(2,086)	(943)
Capital Improvements to Other Real Estate and Repossessions	(7)	(11)
Net Cash Used in Investing Activities	(52,991)	(29,157)

(See Accompanying Notes to Consolidated Financial Statements)

First Security Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	16,073	10,440
Net Increase in Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	1,284	3,391
Net Increase of Other Borrowings	9,100	18,075
Net Cash Provided by Financing Activities	26,457	31,906
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,265)	4,510
CASH AND CASH EQUIVALENTS – beginning of period	48,029	20,868
CASH AND CASH EQUIVALENTS – end of period	$23,764	$25,378

	Six Months Ended
	June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans and leases transferred to OREO and repossessions	$1,168	$2,064
Transfers of loans to loans held-for-sale at lower of cost or market value	$43,397	$40,501
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
Interest paid	$2,229	$2,981
Income taxes paid	$51	$203

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
Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These interim financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Developments
On June 8, 2015, First Security and Atlantic Capital Bancshares, Inc. (“Atlantic Capital”) entered into an Amendment (the “Merger Agreement Amendment”) to the Agreement and Plan of Merger, dated March 25, 2015, by and between First Security and Atlantic Capital (the “Merger Agreement”) providing for the merger of First Security with and into Atlantic Capital (the “Merger”).
Under the terms of the Merger Agreement, Atlantic Capital will purchase First Security for total consideration of approximately $160 million. FSG shareholders may elect cash equal to $2.35 per share, stock based on a fixed exchange ratio of 0.188 shares of Atlantic Capital common stock for each FSG share or any combination thereof. Atlantic Capital intends to register its shares with the SEC and seek a listing on NASDAQ concurrent with the closing of the transaction. The Merger Agreement, as originally executed, provided for approximately 40% of the shares of First Security common stock outstanding at the effective time of the Merger to be exchanged for cash merger consideration, with the remaining 60% to be exchanged for shares of Atlantic Capital common stock. Elections as to the form of merger consideration to be received by First Security shareholders were subject to allocation to meet the 40% cash election threshold.
The Merger Agreement Amendment alters the mix of consideration to be received by First Security shareholders in the Merger. Pursuant to the Merger Agreement, as amended by the Merger Agreement Amendment, between 30-35% of the shares of First Security common stock outstanding at the effective time of the Merger will be exchanged for cash, with the remaining 65-70% to be exchanged for shares of Atlantic Capital common stock. First Security shareholders may elect the form of merger consideration to be received, but such elections are subject to allocation in the event that less than 30% or more than 35% of the outstanding shares of First Security common stock are subject to a cash election.
Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement, which was previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by First Security with the Securities and Exchange Commission on March 27, 2015, remains in full force and effect as originally executed on March 25, 2015. On June 10, 2015, First Security filed a Current Report on Form 8-K that provides additional details relating to the Merger Agreement Amendment. A copy of the Merger Agreement Amendment is is filed as Exhibit 2.1 to such Form 8-K. The transaction has been unanimously approved by the board of directors of each company. The transaction is expected to close in the fourth quarter of 2015 and is subject to Atlantic Capital and First Security shareholder approval, regulatory approval and other conditions set forth in the merger agreement.

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
The transition provisions include important differences in determining the composition of regulatory capital between the Basel I Rules and Basel III rules including, changes in capital deductions related to the Company's deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on AFS debt and certain marketable equity securities recorded in accumulated other comprehensive income ("AOCI"). These changes are impacted by, among other things, future changes in interest rates, overall earnings performance and company actions. Changes to the composition of regulatory capital under Basel III, as compared to the Basel I rules, are recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2019. When presented on a fully phased-in basis, capital, risk-weighted assets and the capital ratios assume all regulatory capital adjustments and deductions are fully recognized.
Common Equity Tier 1 Capital primarily includes qualifying common shareholders' equity, retained earnings, accumulated other comprehensive income and certain minority interests. Goodwill, disallowed intangible assets and certain disallowed deferred tax assets are excluded from Common Equity Tier 1 Capital.
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
The Basel III rules were implemented in the first quarter of 2015. The Company opted out of the AOCI treatment under the new requirements and, as such, unrealized security gains and losses will continue to be excluded from bank regulatory capital.

The following table presents capital ratios for the Company and FSGBank at June 30, 2015, December 31, 2014 and June 30, 2014:
CAPITAL RATIOS

First Security Group, Inc.	Actual		Capital Adequacy		Excess
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to risk-weighted assets)	97,060	10.8%	40,458	4.5%	56,602	6.3%
Tier 1 capital (to risk-weighted assets)	97,060	10.8%	53,944	6.0%	43,116	4.8%
Total capital (to risk-weighted assets)	106,968	11.9%	71,926	8.0%	35,042	3.9%
Tier 1 leverage ratio	97,060	8.9%	43,415	4.0%	53,645	4.9%

December 31, 2014
Tier 1 capital (to risk-weighted assets)	92,928	11.9%	25,264	4.0%	67,664	7.9%
Total capital (to risk-weighted assets)	101,475	13.0%	50,529	8.0%	50,946	5.0%
Tier 1 leverage ratio	92,928	9.4%	44,879	4.0%	48,049	5.4%

June 30, 2014
Tier 1 capital (to risk-weighted assets)	94,254	12.4%	30,527	4.0%	63,727	8.4%
Total capital (to risk-weighted assets)	103,796	13.6%	61,054	8.0%	42,742	5.6%
Tier 1 leverage ratio	94,254	9.4%	40,224	4.0%	54,030	5.4%

FSGBank	Actual		Well Capitalized		Excess
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to risk-weighted assets)	92,162	10.25%	58,434	6.5%	33,728	3.8%
Tier 1 capital (to risk-weighted assets)	92,162	10.25%	71,919	8.0%	20,243	2.3%
Total capital (to risk-weighted assets)	102,070	11.35%	89,899	10.0%	12,171	1.4%
Tier 1 leverage ratio	92,162	8.49%	54,267	5.0%	37,895	3.5%

December 31, 2014
Tier 1 capital (to risk-weighted assets)	86,781	11.31%	39,192	6.0%	47,589	5.3%
Total capital (to risk-weighted assets)	95,264	12.40%	65,319	10.0%	29,945	2.4%
Tier 1 leverage ratio	86,781	8.88%	55,983	5.0%	30,798	3.9%

June 30, 2014
Tier 1 capital (to risk-weighted assets)	88,769	11.6%	45,773	6.0%	42,996	5.6%
Total capital (to risk-weighted assets)	98,307	12.9%	76,289	10.0%	22,018	2.9%
Tier 1 leverage ratio	88,769	8.8%	50,280	5.0%	38,489	3.8%

NOTE 3 –OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and derivatives.  The following tables present a summary of the changes in accumulated other comprehensive income (loss) balances for the applicable periods.

Changes In Accumulated Other Comprehensive Income (Loss) from March 31, 2015 to June 30, 2015

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities Transferred from AFS	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, March 31, 2015	(807)	(315)	(5,741)	(6,863)
Other comprehensive income (loss) before reclassifications	318	(554)	—	(236)
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	627	627
Net current period other comprehensive income (loss)	318	(554)	627	391
Ending balance, June 30, 2015	$(489)	$(869)	$(5,114)	$(6,472)

Changes In Accumulated Other Comprehensive Income (Loss) from March 31, 2014 to June 30, 2014

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities Transferred from AFS		Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, March 31, 2014	(36)	(1,367)	(7,461)		(8,864)
Other comprehensive income (loss) before reclassifications	(14)	751	—		737
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	453	—	453
Reclassification adjustment for securities gain realized in income	—	(247)	—		(247)
Net current period other comprehensive income (loss)	(14)	504	453		943
Ending balance, June 30, 2014	$(50)	$(863)	$(7,008)		$(7,921)

Changes in Accumulated Other Comprehensive Income (Loss) from December 31, 2014 to June 30, 2015

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities Transferred from AFS	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2014	$(135)	$(492)	$(6,148)	$(6,775)
Other comprehensive loss before reclassifications	(354)	(369)	—	(723)
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	1,034	1,034
Reclassification adjustment for securities gain realized in income	—	(8)	—	(8)
Net current period other comprehensive income (loss)	(354)	(377)	1,034	303
Ending balance, June 30, 2015	$(489)	$(869)	$(5,114)	$(6,472)

Changes in Accumulated Other Comprehensive Income (Loss) from December 31, 2013 to June 30, 2014

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-for-sale Securities	Unrealized Gain (Loss) on Held-to-Maturity Securities Transferred from AFS	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Beginning balance, December 31, 2013	$(37)	$(1,630)	$(7,943)	$(9,610)
Other comprehensive loss before reclassifications	(13)	1,385	—	1,372
Amortization of fair value for securities held-to-maturity reclassified out of accumulated other comprehensive loss to investment income	—	—	935	935
Reclassification adjustment for securities gain realized in income	—	(618)	—	(618)
Net current period other comprehensive income (loss)	(13)	767	935	1,689
Ending balance, June 30, 2014	$(50)	$(863)	$(7,008)	$(7,921)

For the three and six months ended June 30, 2015 and 2014, no amounts were reclassified into interest income due to gains on derivatives. For the three and six months ended June 30, 2015, there were zero and $8 thousand, respectively, and for the three and six months ended June 30, 2014, there were $247 thousand and $618 thousand, respectively, of gains reclassified from unrealized gains (losses) on available-for-sale securities to earnings as a result of sales during the period.

During 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity classification. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified out of accumulated other comprehensive loss over the remaining life of the security. For the three and six months ended June 30, 2015, approximately $627 thousand and $1.0 million, respectively, and for the three and six months ended June 30, 2014, approximately $453 thousand and $935 thousand, respectively, of the unrealized loss was reclassified out of accumulated other comprehensive loss.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(797)	$613	$(257)	$568
Dividends and undistributed earnings allocated on participating securities	—	(8)	—	(8)
Net income available (loss allocated)	$(797)	$605	$(257)	$560
Denominator:
Weighted average common shares outstanding including participating securities	66,788	66,635	66,812	66,635
Less: Participating securities	866	904	876	907
Weighted average basic common shares outstanding	65,922	65,731	65,936	65,728
Effect of diluted securities:
Equivalent shares issuable upon exercise of stock options, stock warrants and restricted stock awards	—	6	—	4
Weighted average diluted common shares outstanding	65,922	65,737	65,936	65,732
Net earnings per share:
Basic	$(0.01)	$0.01	$—	$0.01
Diluted	$(0.01)	$0.01	$—	$0.01
As of June 30, 2015, all stock options and restricted stock grants of 3.4 million were considered anti-dilutive as the Company was in a net loss position. As of June 30, 2014, 3.3 million stock options and restricted stock grants were considered anti-dilutive. For the three and six months ended June 30, 2015, there were no equivalent shares included in the computation of diluted earnings per share and for the three and six months ended June 30, 2014, there were six thousand and four thousand shares, respectively, included in the computation of diluted earnings per share.

NOTE 5 – SECURITIES
Investment Securities by Type
The following table presents the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss.

Available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2015
Debt securities—
Mortgage-backed—residential	$81,463	$631	$514	$81,580
Municipals	2,995	10	7	2,998
Other	6,049	8	25	6,032
Total	$90,507	$649	$546	$90,610

December 31, 2014
Debt securities—
Mortgage-backed—residential	$82,686	$790	$350	$83,126
Municipals	4,355	20	12	4,363
Other	8,048	39	5	8,082
Total	$95,089	$849	$367	$95,571

June 30, 2014
Debt securities—
Mortgage-backed—residential	$86,420	$845	$755	$86,510
Municipals	5,852	98	92	5,858
Other	10,049	19	7	10,061
Total	$102,321	$962	$854	$102,429

The following table presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses.

Held-to-maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(in thousands)
June 30, 2015
Debt securities—
Federal agencies	$55,182	$987	$433	$55,736
Mortgage-backed—residential	33,384	1,100	282	34,202
Municipals	27,138	1,692	29	28,801
Total	$115,704	$3,779	$744	$118,739

December 31, 2014
Debt securities—
Federal agencies	$60,537	$1,191	$278	$61,450
Mortgage-backed—residential	36,798	809	13	37,594
Municipals	27,150	1,878	14	29,014
Total	$124,485	$3,878	$305	$128,058

June 30, 2014
Debt securities—
Federal agencies	$63,892	$802	$395	$64,299
Mortgage-backed—residential	39,716	587	82	40,221
Municipals	27,101	1,456	—	28,557
Total	$130,709	$2,845	$477	$133,077

During 2013, approximately $143 million of available-for-sale securities were transferred to the held-to-maturity portfolio. As of the transfer date, the securities held an unrealized loss of approximately $8.9 million. The fair value as of the transfer date became the new amortized cost basis with the unrealized loss, along with any remaining purchase discount or premium, being reclassified into accumulated other comprehensive income to be amortized over the life of the security. No gain or loss was recognized at the time of the transfer. For the three and six months ended June 30, 2015, approximately $627 thousand and $1.0 million, respectively, of the unrealized loss was reclassified out of accumulated other comprehensive income and approximately $453 thousand and $935 thousand was reclassified for the same periods in 2014.
During the six months ended June 30, 2015, the Company sold one corporate bond resulting in proceeds of approximately $2.0 million and a gross gain of $8 thousand.
During the three months ended June 30, 2014, the Company sold thirty-seven tax exempt municipal securities resulting in proceeds of approximately $13.1 million and gross gains of $280 thousand and gross losses of $33 thousand. During the six months ended June 30, 2014, the Company sold fifty-eight tax exempt municipal securities resulting in proceeds of approximately $23.1 million and gross gains of $484 thousand and gross losses of $253 thousand, three federal agency securities resulting in proceeds of approximately $4.0 million and gross gains of $38 thousand and gross losses of $0 thousand and twenty-three mortgage-backed securities resulting in proceeds of $34.4 million and gross gains of $618 thousand and $269 thousand gross losses.
The Company also sold $2.9 million in certificates of deposit resulting in gross gains of $1 thousand and gross losses of $1 thousand, resulting in no gain or loss for the three and six months ended June 30, 2014.
At June 30, 2015, December 31, 2014 and June 30, 2014, securities with a carrying value of $44.2 million, $35.5 million and $38.0 million, respectively, were pledged to secure public deposits. At June 30, 2015, December 31, 2014 and June 30, 2014, the carrying amount of securities pledged to secure repurchase agreements was $15.2 million, $16.5 million and $18.1 million, respectively. At June 30, 2015, December 31, 2014 and June 30, 2014, securities of $5.0 million, $5.0 million and $5.0 million were pledged to the Federal Reserve Bank of Atlanta to secure the Company’s daytime correspondent transactions. At June 30, 2015, December 31, 2014 and June 30, 2014 the carrying amount of securities pledged to secure lines of credit with the Federal Home Loan Bank (the "FHLB") totaled $82.8 million, $96.0 million and $102.6 million, respectively. At June 30, 2015, pledged and unpledged securities totaled $147.2 million and $59.1 million, respectively.

Maturity of Securities
The following table presents the amortized cost and fair value of debt securities by contractual maturity at June 30, 2015.

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Within 1 year	$100	$100	$—	$—
Over 1 year through 5 years	5,163	5,148	25,948	26,263
5 years to 10 years	3,260	3,257	29,671	30,406
Over 10 years	521	525	26,701	27,868
	9,044	9,030	82,320	84,537
Mortgage-backed residential securities	81,463	81,580	33,384	34,202
Total	$90,507	$90,610	$115,704	$118,739

Impairment Analysis
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses and the gross unrecognized losses and fair value of the Company's held-to-maturity investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015, December 31, 2014 and June 30, 2014.

	Less than 12 months		12 months or greater		Totals
Available-For-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2015
Mortgage-backed—residential	$18,914	$169	$25,355	$345	$44,269	$514
Municipals	—	—	628	7	628	7
Other	50	11	2,986	14	3,036	25
Totals	$18,964	$180	$28,969	$366	$47,933	$546
December 31, 2014
Mortgage-backed—residential	$4,553	$29	$34,715	$321	$39,268	$350
Municipals	—	—	625	12	625	12
Other	—	—	2,995	5	2,995	5
Totals	$4,553	$29	$38,335	$338	$42,888	$367
June 30, 2014
Mortgage-backed—residential	$19,766	$125	$46,080	$630	$65,846	$755
Municipals	2,255	59	1,411	33	3,666	92
Other	—	—	2,993	7	2,993	7
Totals	$22,021	$184	$50,484	$670	$72,505	$854

	Less than 12 months		12 months or greater		Totals
Held-To-Maturity	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(in thousands)
June 30, 2015
Federal agencies	$7,431	$119	$20,725	$314	$28,156	$433
Mortgage-backed—residential	1,970	25	12,964	257	14,934	282
Municipals	999	5	1,302	24	2,301	29
Totals	$10,400	$149	$34,991	$595	$45,391	$744

December 31, 2014
Federal agencies	$—	$—	$15,102	$278	$15,102	$278
Mortgage-backed—residential	—	—	8,022	13	8,022	13
Municipals	565	14	—	—	565	14
Totals	$565	$14	$23,124	$291	$23,689	$305

June 30, 2014
Federal agencies	$52,283	$395	$—	$—	$52,283	$395
Mortgage-backed—residential	26,478	82	—	—	26,478	82
Totals	$78,761	$477	$—	$—	$78,761	$477

As of June 30, 2015, the Company performed an impairment assessment of the available-for-sale and held-to-maturity securities in its portfolio that had unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized costs basis or (3) the Company does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that the Company does not intend to sell and/or that it is not more-likely-than-not that the Company will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of June 30, 2015, gross unrealized losses in the Company’s available-for-sale portfolio totaled $546 thousand, compared to $367 thousand as of December 31, 2014 and $854 thousand as of June 30, 2014. As of June 30, 2015, gross unrecognized losses in the Company's held-to-maturity portfolio totaled $744 thousand compared to $305 thousand as of December 31, 2014 and $477 thousand as of June 30, 2014. As of June 30, 2015, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of nineteen securities), municipals (consisting of three security) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of nine securities), municipals (consisting of four securities) and federal agencies (consisting of eight securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between June 30, 2014 and June 30, 2015, the rate on the 10-year U.S. Treasury decreased from approximately 2.53% to 2.35%. As this represented a decrease in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to two corporate notes. The unrealized loss in the corporate notes is primarily due to changes in interest rates subsequent to purchase. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at June 30, 2015 are considered temporary.
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
As of June 30, 2015, the Company has identified approximately $16.0 million of collateralized loan obligations ("CLOs") within its investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, the Company would have to sell the securities prior to the compliance date of July 21, 2017. At this time, the Company continues to evaluate the additional regulatory guidance on the subject as well as the specific terms of the CLOs in the Company's portfolio to determine whether such CLOs will remain permitted investments. The unrealized gain as of June 30, 2015 for the Company's CLOs totaled $14 thousand.

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
Residential loans held-for-sale by the Company's mortgage department totaled $1.3 million, $2.3 million and $547 thousand at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.
The Company's government lending department had loans held-for-sale at June 30, 2015 of approximately $1.9 million. This amount represents the portion of the SBA loan the Company intends to sell to third parties. Sales of SBA loans have generated income of approximately $59 thousand and $73 thousand, respectively, for the three and six months ended June 30, 2015 and $99 thousand and $121 thousand for the same periods in 2014.
During the first six months of 2015, the Company identified groups of commercial real estate loans to be sold to third parties from the TriNet division. These loans were transferred from loans held-for-investment to loans held-for-sale at the lower of cost or market value of $43.4 million, which was net of an allowance of $63 thousand. The balance of TriNet loans held-for-sale at June 30, 2015 was $30.8 million, which was net of an allowance of $37 thousand. The sale of these loans is expected to take place in the third quarter of 2015. During the first quarter of 2014, the Company identified a group of commercial real estate loans to be sold to third parties from the TriNet division. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $33.6 million, which was net of an allowance of approximately $100 thousand. During the third quarter of 2014, the Company identified additional commercial real estate loans from the TriNet division to sell. These loans were transferred to loans held-for-sale at the lower of cost or market value at a value of $45.6 million, which was net of an allowance of approximately $148 thousand. Sales of TriNet loans have resulted in gains of approximately $124 thousand and $1.2 million, respectively, for the three and six months ended June 30, 2015, and $351 thousand for the same periods in 2014.
During the first quarter of 2015, the Company also identified a group of residential 1-4 family loans to be sold to a third party. These loans were transferred from loans held-for-investment to loans held-for-sale at a market value of $2.1 million, which was net of an allowance of $20 thousand. The sale of these loans is expected to take place in the third quarter of 2015. During the second quarter of 2014, the Company identified a group of residential 1-4 family loans to be sold to a third party. These loans were transferred from the held-for-investment portfolio to the held-for-sale portfolio at approximately $6.9 million, which was the lower of cost or market value and were sold during the third quarter of 2014. There were no sales of residential 1-4 family loans during the three and six months ended June 30, 2015 and 2014.

Loans held-for-sale by type are summarized as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
Loans secured by real estate—	(in thousands)
Residential 1-4 family originated to be held-for-sale	$1,306	$2,298	$547
Residential 1-4 family transferred to held-for-sale	2,135	—	6,917
SBA commercial real estate originated to be held-for-sale	213	—	—
Commercial real estate loans transferred to held-for-sale	30,802	69,662	21,083
Total real estate loans held-for-sale	34,456	71,960	28,547
SBA commercial and industrial loans originated to be held-for-sale	1,651	—	—
Commercial Loans transferred to held-for-sale	—	282	—
Total loans held-for-sale	$36,107	$72,242	$28,547

All loans held-for-sale at June 30, 2015, December 31, 2014 and June 30, 2014 were rated as pass and no loans were past due or classified as non-accrual.

NOTE 7 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Loans by type are summarized in the following table.

	June 30, 2015	December 31, 2014	June 30, 2014
Loans secured by real estate—	(in thousands)
Residential 1-4 family	$184,110	$181,655	$178,482
Commercial	392,222	314,843	311,527
Construction	47,197	47,840	52,784
Multi-family and farmland	20,476	18,108	16,178
	644,005	562,446	558,971
Commercial loans	98,265	73,985	65,952
Consumer installment loans	17,493	22,539	30,041
Other	4,648	4,652	4,575
Total loans	764,411	663,622	659,539
Allowance for loan and lease losses	(9,600)	(8,550)	(9,400)
Net loans	$754,811	$655,072	$650,139

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
Included in the Company's loan portfolio are government guaranteed loans the Company purchased totaling $48.2 million, $51.3 million and $54.9 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Due to the nature of these loans, there is no specific or general allocation calculated or included in the allowance for loan and lease losses for this group of loans. These loans are reported within the appropriate classification, primarily commercial loans or commercial real estate loans.
The following tables present an analysis of the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2015 and 2014. The provision for loan and lease losses in the tables below do not include the Company’s provision accrual for unfunded commitments of zero and $2 thousand for the three and six months ended June 30, 2015, respectively, and $6 thousand and $12 thousand for the same periods in 2014. The reserve for unfunded commitments is included in other liabilities in the consolidated balance sheets and totaled $308 thousand, $306 thousand and $294 thousand at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Allowance for Loan and Lease Losses
For the Three Months Ended June 30, 2015

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, March 31, 2015	2,443	2,919	691	516	1,205	780	7	89	$8,650
Charge-offs	(3)	—	—	—	(307)	(119)	(8)	—	(437)
Recoveries	47	60	19	4	549	100	2	—	781
Provision (Credit)	(231)	107	(249)	(54)	994	19	7	50	643
Allowance for loans transfered to held-for-sale	—	(37)	—	—	—	—	—	—	(37)
Ending balance, June 30, 2015	$2,256	$3,049	$461	$466	$2,441	$780	$8	$139	$9,600

Allowance for Loan and Lease Losses
For the Six Months Ended June 30, 2015

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, December 31, 2014	$2,617	$2,865	$716	$714	$795	$688	$6	$149	$8,550
Charge-offs	(15)	—	—	—	(875)	(450)	(8)	—	(1,348)
Recoveries	79	67	212	10	561	197	5	—	1,131
Provision (Credit)	(405)	180	(467)	(258)	1,960	345	5	(10)	1,350
Allowance for loans transfered to held-for-sale	(20)	(63)	—	—	—	—	—	—	(83)
Ending balance, June 30, 2015	$2,256	$3,049	$461	$466	$2,441	$780	$8	$139	$9,600

Allowance for Loan and Lease Losses
For the Three Months Ended June 30, 2014

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, March 31, 2014	$3,423	$2,882	$857	$731	$754	$545	$8	$—	$9,200
Charge-offs	(49)	(81)	—	—	—	(122)	—	—	(252)
Recoveries	96	469	17	5	61	52	22	—	722
Provision (Credit)	(279)	(657)	28	(18)	147	109	(23)	423	(270)
Ending balance, June 30, 2014	$3,191	$2,613	$902	$718	$962	$584	$7	$423	$9,400

Allowance for Loan and Lease Losses
For the Six Months Ended June 30, 2014

	Real estate: Residential 1-4 family	Real estate: Commercial	Real estate: Construction	Real estate: Multi-family and farmland	Commercial	Consumer	Other	Unallocated	Total
	(in thousands)
Beginning balance, December 31, 2013	$4,063	$3,299	$899	$916	$970	$342	$11	$—	$10,500
Charge-offs	(243)	(257)	—	—	(6)	(251)	(30)	—	(787)
Recoveries	178	477	78	9	78	139	70	—	1,029
Provision (Credit)	(807)	(806)	(75)	(207)	(80)	354	(44)	423	(1,242)
Allowance for loans transferred to held-for-sale	—	(100)	—	—	—	—	—	—	(100)
Ending balance, June 30, 2014	$3,191	$2,613	$902	$718	$962	$584	$7	$423	$9,400

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of June 30, 2015.
As of June 30, 2015

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$98	$—	$1,824	$—	$—	$—	$62	$—	$1,984	$—
Collectively evaluated	184,012	2,256	390,398	3,049	47,197	461	20,414	466	642,021	6,232
Total evaluated	$184,110	$2,256	$392,222	$3,049	$47,197	$461	$20,476	$466	$644,005	$6,232

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$2,955	$1,319	$250	$—	$—	$—	$—	$—	$5,189	$1,319
Collectively evaluated	95,310	1,122	17,243	780	4,648	8	—	139	759,222	8,281
Total evaluated	$98,265	$2,441	$17,493	$780	$4,648	$8	$—	$139	$764,411	$9,600

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of December 31, 2014.
As of December 31, 2014

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$107	$—	$956	$—	$—	$—	$—	$—	$1,063	$—
Collectively evaluated	181,548	2,617	313,887	2,865	47,840	716	18,108	714	561,383	6,912
Total evaluated	$181,655	$2,617	$314,843	$2,865	$47,840	$716	$18,108	$714	$562,446	$6,912

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$218	$—	$—	$—	$—	$—	$—	$—	$1,281	$—
Collectively evaluated	73,767	795	22,539	688	4,652	6	—	149	662,341	8,550
Total evaluated	$73,985	$795	$22,539	$688	$4,652	$6	$—	$149	$663,622	$8,550

The following table presents an analysis of the end of period balance of the allowance for loan and lease losses as of June 30, 2014.
As of June 30, 2014

	Real estate: Residential 1-4 family		Real estate: Commercial		Real estate: Construction		Real estate: Multi-family and farmland		Total Real Estate Loans
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$264	$9	$1,812	$505	$—	$—	$—	$—	$2,076	$514
Collectively evaluated	178,218	3,182	309,715	2,108	52,784	902	16,178	718	556,895	6,910
Total evaluated	$178,482	$3,191	$311,527	$2,613	$52,784	$902	$16,178	$718	$558,971	$7,424

	Commercial		Consumer		Other		Unallocated		Grand Total
(continued from above)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(in thousands)
Individually evaluated	$230	$—	$—	$—	$—	$—	$—	$—	$2,306	$514
Collectively evaluated	65,722	962	30,041	584	4,575	7	—	423	657,233	8,886
Total evaluated	$65,952	$962	$30,041	$584	$4,575	$7	$—	$423	$659,539	$9,400

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
During the first quarter of 2015, the Company changed the dollar threshold utilized to evaluate loan relationships for impairment. Prior to 2015, the dollar threshold utilized was $500 thousand. The Company determined it was appropriate given alignment with a change in internal procedures and controls related to credit quality monitoring and loan review scope. The reduction in the dollar threshold impacts the Company's estimated allowance for loan and lease loss. The change in our estimated allowance for loan and lease losses and provision expense, due to the change in accounting policy, was recorded in the period the change in the dollar threshold took place. The reduction in the dollar threshold increased impaired loans by approximately $729 thousand at June 30, 2015. The change in the dollar threshold also decreased the estimated allowance for loan and lease loss and associated provision expense by approximately $64 thousand for the six months ended June 30, 2015.
The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2015:
As of June 30, 2015

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$173,539	$5,283	$5,190	$98	$184,110
Real estate: Commercial	385,813	2,130	2,455	1,824	392,222
Real estate: Construction	46,628	63	506	—	47,197
Real estate: Multi-family and farmland	20,309	95	10	62	20,476
Commercial	88,472	3,567	3,271	2,955	98,265
Consumer	17,182	38	23	250	17,493
Other	4,619	—	29	—	4,648
Total Loans	$736,562	$11,176	$11,484	$5,189	$764,411

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of December 31, 2014:

As of December 31, 2014
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$170,044	$5,700	$5,804	$107	$181,655
Real estate: Commercial	308,677	2,993	2,217	956	314,843
Real estate: Construction	43,453	3,688	699	—	47,840
Real estate: Multi-family and farmland	17,930	98	80	—	18,108
Commercial	68,780	1,834	3,153	218	73,985
Consumer	22,218	57	264	—	22,539
Other	4,621	1	30	—	4,652
Total Loans	$635,723	$14,371	$12,247	$1,281	$663,622

The following table presents the Company’s internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2014:

As of June 30, 2014
	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$163,385	$8,036	$6,797	$264	$178,482
Real estate: Commercial	304,083	1,629	4,003	1,812	311,527
Real estate: Construction	48,399	3,450	935	—	52,784
Real estate: Multi-family and farmland	15,355	148	675	—	16,178
Commercial	59,027	3,655	3,040	230	65,952
Consumer	29,687	84	270	—	30,041
Other	4,541	—	34	—	4,575
Total Loans	$624,477	$17,002	$15,754	$2,306	$659,539
The Company classifies a loan as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $5.2 million, $1.3 million and $2.3 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. For impaired loans, the Company generally applies all payments directly to principal. Accordingly, the Company did not recognize any significant amount of interest income for impaired loans during the three and six months ended June 30, 2015 and 2014.

The following table presents additional information on the Company’s impaired loans as of June 30, 2015, December 31, 2014 and June 30, 2014:

	As of June 30, 2015				As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$98	$461	$—	$211	$107	$277	$—	$260
Real estate: Commercial	1,824	2,277	—	944	956	1,342	—	727
Real estate: Construction	—	—	—	—	—	—	—	—
Real estate: Multi-family and farmland	62	425	—	20	—	—	—	—
Commercial	317	362	—	217	218	556	—	244
Consumer	250	250	—	78	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	$2,551	$3,775	$—	$1,470	$1,281	$2,175	$—	$1,231
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$—	$—	$—	$—	$—	$—	$—	$—
Real estate: Commercial	—	—	—	—	—	—	—	—
Real estate: Construction	—	—	—	—	—	—	—	—
Real estate: Multi-family and farmland	—	—	—	—	—	—	—	—
Commercial	2,638	7,402	1,319	580	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	2,638	7,402	1,319	580	—	—	—	—
Total impaired loans	$5,189	$11,177	$1,319	$2,050	$1,281	$2,175	$—	$1,231

	As of June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Balance of Recorded Investment
	(in thousands)
Impaired loans with no related allowance recorded:
Real estate: Residential 1-4 family	$143	$143	$—	$396
Real estate: Commercial	301	301	—	349
Real estate: Construction	—	—	—	—
Real estate: Multi-family and farmland	—	—	—	—
Commercial	230	230	—	265
Consumer	—	—	—	—
Other	—	—	—	—
Total	$674	$674	$—	$1,010
Impaired loans with an allowance recorded:
Real estate: Residential 1-4 family	$121	$121	$9	$121
Real estate: Commercial	1,511	1,511	505	1,489
Real estate: Construction	—	—	—	—
Real estate: Multi-family and farmland	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—
Total	1,632	1,632	514	1,610
Total impaired loans	$2,306	$2,306	$514	$2,620

Nonaccrual loans were $6.7 million, $4.3 million and $4.9 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The following table provides nonaccrual loans by type:

	As of June 30, 2015	As of December 31, 2014	As of June 30, 2014
	(in thousands)
Nonaccrual Loans by Classification
Real estate: Residential 1-4 family	$996	$1,529	$1,262
Real estate: Commercial	1,823	955	1,876
Real estate: Construction	—	162	363
Real estate: Multi-family and farmland	63	64	56
Commercial	3,603	1,382	1,079
Consumer and other	260	256	255
Total Nonaccrual Loans	$6,745	$4,348	$4,891

The Company monitors loans by past due status. The following table provides the past due status for all loans. Nonaccrual loans are included in the applicable classification.

As of June 30, 2015
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,239	$723	$1,962	$182,148	$184,110	$544
Real estate: Commercial	484	1,425	1,909	390,313	392,222	334
Real estate: Construction	—	168	168	47,029	47,197	169
Real estate: Multi-family and farmland	—	63	63	20,413	20,476	—
Subtotal of real estate secured loans	1,723	2,379	4,102	639,903	644,005	1,047
Commercial	3,191	3,214	6,405	91,860	98,265	360
Consumer	99	267	366	17,127	17,493	9
Other	—	—	—	4,648	4,648	—
Total Loans	$5,013	$5,860	$10,873	$753,538	$764,411	$1,416

As of December 31, 2014
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,546	$746	$2,292	$179,363	$181,655	$11
Real estate: Commercial	192	955	1,147	313,696	314,843	—
Real estate: Construction	—	230	230	47,610	47,840	68
Real estate: Multi-family and farmland	—	64	64	18,044	18,108	—
Subtotal of real estate secured loans	1,738	1,995	3,733	558,713	562,446	79
Commercial	435	592	1,027	72,958	73,985	—
Consumer	110	271	381	22,158	22,539	21
Leases	—	—	—	—	—	—
Other	—	—	—	4,652	4,652	—
Total Loans	$2,283	$2,858	$5,141	$658,481	$663,622	$100

As of June 30, 2014
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total	Greater than 90 Days Past Due and Accruing
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$1,689	$1,346	$3,035	$175,447	$178,482	$716
Real estate: Commercial	—	188	188	311,339	311,527	188
Real estate: Construction	—	524	524	52,260	52,784	170
Real estate: Multi-family and farmland	—	56	56	16,122	16,178	—
Subtotal of real estate secured loans	1,689	2,114	3,803	555,168	558,971	1,074
Commercial	269	256	525	65,427	65,952	—
Consumer	17	262	279	29,762	30,041	9
Other	—	—	—	4,575	4,575	—
Total Loans	$1,975	$2,632	$4,607	$654,932	$659,539	$1,083

As of June 30, 2015, the Company had eight loans, not on non-accrual, that were considered troubled debt restructurings. Four residential loans totaling $122 thousand were restructured with lower interest rates and payments, two commercial real estate loans totaling $777 thousand were restructured with short term extensions to allow collection of financial information and re-evaluate, and two consumer loans totaling $27 thousand were restructured with lower payments. As of June 30, 2015, these loans were performing under the modified terms.
The Company had $926 thousand, $177 thousand and $497 thousand in total troubled debt restructurings outstanding as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015, December 31, 2014 and June 30, 2014. The Company has not committed to lend additional amounts as of June 30, 2015, December 31, 2014 and June 30, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.
The Company completed one modification totaling $734 thousand that would qualify as a troubled debt restructuring during the three months ended June 30, 2015 and four modifications totaling $800 thousand that would qualify as troubled debt restructurings during the six months ended June 30, 2015. The Company completed two modifications totaling $81 thousand for the year ended December 31, 2014 that would qualify as a troubled debt restructuring and completed one modification totaling $47 thousand that would qualify as a troubled debt restructuring for the three and six months ended June 30, 2014.
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2015 and 2014 and the year ended December 31, 2014:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Residential real estate	—	$—	$—	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted:	—	$—	$—	—	$—	$—

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(dollar amounts in thousands)			(dollar amounts in thousands)
Residential real estate	1	$20	$20	0	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted:	1	$20	$20	0	$—	$—

	Year Ended
	December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollar amounts in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Residential real estate	1	$36	$36
Commercial real estate	1	45	45
Total	2	$81	$81
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructuring that subsequently defaulted described above increased charge-offs by $12 thousand and had no impact on the allowance for loan losses during the three and six months ended June 30, 2015. The troubled debt restructurings that subsequently defaulted above had no impact on the allowance for loan losses or charge-offs during the year ended December 31, 2014 and the three and six months ended June 30, 2014.

NOTE 8 – OTHER BORROWINGS
Other borrowings at June 30, 2015, December 31, 2014 and June 30, 2014 consist of short-term variable or fixed rate advances from the Federal Home Loan Bank of Cincinnati ("FHLB") totaling $65.1 million, $56.0 million and $38.1 million, respectively. There were no other borrowings at June 30, 2015, December 31, 2014 or June 30, 2014.
Pursuant to the blanket agreement for advances and security agreements with the FHLB, advances as of June 30, 2015, December 31, 2014 and June 30, 2014 were secured by the Company’s unencumbered qualifying 1-4 family first mortgage loans subject to varying limitations determined by the FHLB, investment securities and by the FHLB stock owned by the Company. As of June 30, 2015, December 31, 2014 and June 30, 2014, the Company had loans totaling $67.9 million, $65.3 million and $157.4 million, respectively, and investment securities totaling $82.8 million, $96.0 million and $102.6 million, respectively, pledged as collateral at the FHLB.
As a member of FHLB, the Company must own FHLB stock. The amount of FHLB stock required to be held is subject the Company’s asset size and outstanding FHLB advances. At June 30, 2015, December 31, 2014 and June 30, 2014, the Company owned FHLB stock totaling $3.3 million, $3.3 million and $3.3 million, respectively. The FHLB stock is recorded in other assets on the Company’s consolidated balance sheet. Based on the collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to a total of $152.7 million at June 30, 2015.

The terms of the FHLB advances as of June 30, 2015, December 31, 2014 and June 30, 2014 are as follows:

Balance as of June 30, 2015
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2015	6/1/2015	FHLB fixed rate advance	$40,000	0.15%	7/1/2015
2015	6/30/2015	FHLB variable rate advance	25,100	0.15%	7/1/2015
			$65,100

Balance as of December 31, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2015	12/31/2014	FHLB variable rate advance	$56,000	0.14%	1/2/2015

Balance as of June 30, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	6/30/2014	FHLB fixed rate advance	$38,075	0.11%	7/1/2014

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company's consolidated balance sheet, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.
The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral pledged by the Company would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fail to make an interest payment to the counterparty). For private institution repurchase agreements, if the private institution counterparty were to default (e.g., declare bankruptcy), the Company could cancel the repurchase agreement (i.e., cease payment of principal and interest), and attempt collection on the amount of collateral value in excess of the repurchase agreement fair value. The collateral is held by a third party financial institution in the counterparty's custodial account. The counterparty has the right to sell or repledge the investment securities. The Company is required by the counterparty to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, the Company will pledge additional securities. The Company closely monitors collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization in the event of counterparty default.
The following table presents the remaining contractual maturities of the Company’s repurchase agreements as of June 30, 2015, disaggregated by the class of collateral pledged.

	Remaining Contractual Maturity of Repurchase Agreements
(dollars in thousands)	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
Class of collateral pledged:
Mortgage-backed securities - residential	$14,034	$—	$—	$—	$14,034

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
During 2010, the Company established a deferred tax asset valuation allowance after evaluating all available positive and negative evidence. A valuation allowance is required when it is "more likely than not" that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. For the six months ended June 30, 2015, the Company reported a net loss, which is negative evidence. Currently, the Company has determined that there is not sufficient positive evidence to reach a "more likely than not" conclusion that the deferred tax assets will be realized and as such, a full valuation allowance exists as of June 30, 2015. The Company evaluates the valuation allowance on a quarterly basis. As of June 30, 2015, the valuation allowance totals $61.7 million resulting in a net deferred tax asset of zero.
The Company recognized an income tax provision of $145 thousand and $290 thousand for the three and six months ended June 30, 2015, respectively, and $131 thousand and $263 thousand for the same periods in 2014.
The Company evaluated its material tax positions as of June 30, 2015. Under the “more-likely-than-not” threshold guidelines, the Company believes it has identified all significant uncertain tax benefits. The Company evaluates, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be accrued, in accordance with Internal Revenue Service guidelines, and recorded as a component of income tax expense in the Company’s consolidated financial statements.

NOTE 10 – SUPPLEMENTAL FINANCIAL DATA
Components of other noninterest income or other noninterest expense in excess of 1% of the aggregate of total interest income and noninterest income are shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Other noninterest income—	(in thousands)
Point-of-sale fees	466	439	888	840
Bank-owned life insurance income	232	235	442	586
Trust fees	313	235	578	435
Interest rate swap gain (loss)	(635)	132	605	236
All other items	353	244	743	509
Total other noninterest income	$729	$1,285	$3,256	$2,606
Other noninterest expense—
Professional fees	$1,392	$690	$1,997	$1,289
FDIC insurance	240	336	482	647
Data processing	545	506	1,078	1,094
Advertising	150	135	303	269
Printing & supplies	133	150	269	357
Write-downs on other real estate owned and repossessions	20	76	163	385
Losses (gains) on other real estate owned, repossessions and fixed assets	2	(15)	5	(5)
Non-performing asset expenses	138	184	245	405
Communications	139	147	255	297
ATM/Debit Card fees	262	232	506	490
Insurance	244	303	539	628
OCC Assessments	96	89	188	183
Intangible asset amortization	51	49	101	97
Interest rate swap loss (gains)	(636)	138	604	242
All other items	532	560	1,111	996
Total other noninterest expense	$3,308	$3,580	$7,846	$7,374

NOTE 11 –SHARE-BASED COMPENSATION
As of June 30, 2015, the Company has three share-based compensation plans, the 2012 Long-Term Incentive Plan (the "2012 LTIP"), the 2002 Long-Term Incentive Plan (the "2002 LTIP") and the 1999 Long-Term Incentive Plan (the "1999 LTIP" and, together with the 2012 LTIP and 2002 LTIP, the "Plans"). The Plans are administered by the Compensation Committee of the Board of Directors (the "Committee"), which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions and other provisions of the award. The Plans are described in further detail below.
During the Company's participation in TARP CPP, the terms of awards were also subject to compliance with applicable TARP compensation regulations prior to the exchange of the TARP Preferred Stock on April 11, 2013.
The 2012 LTIP was approved by the shareholders of the Company at the Company's 2012 annual meeting as previously reported on a Current Report on Form 8-K filed June 26, 2012 and subsequently amended at the Company's 2013 annual meeting as reported on a Current Report on Form 8-K filed on July 26, 2013. The amendment increased the shares reserved for issuance from 175,000 shares to 6,250,000 shares and was effective on July 24, 2013. The 2012 Long-Term Incentive Plan permits the Committee to make a variety of awards, including incentive and nonqualified options to purchase shares of First Security's common stock, stock appreciation rights, other share-based awards which are settled in either cash or shares of First Security's common stock and are determined by reference to shares of stock, such as grants of restricted common stock, grants of rights to receive stock in the future, or dividend equivalent rights, and cash performance awards, which are settled in cash and are not determined by reference to shares of First Security's common stock ("Awards"). These discretionary Awards may be made on an individual basis or through a program approved by the Committee for the benefit of a group of eligible persons. As of June 30, 2015, the number of shares available under the 2012 LTIP for future grants was 2,686,550.
The 2002 LTIP was approved by the shareholders of the Company at the Company's 2002 annual meeting and subsequently amended by the shareholders of the Company at the Company's 2004 and 2007 annual meetings to increase the number of shares available for issuance under the 2002 LTIP by 480 thousand and 750 thousand shares, respectively. The total number of shares authorized for awards prior to the 10-for-1 reverse stock split was 1.5 million. As a result of the 10-for-1 reverse stock split in 2012, the total shares currently authorized under the 2002 LTIP is 151,800, of which not more than 20% may be granted as awards of restricted stock. Eligible participants include eligible employees, officers, consultants and directors of the Company or any affiliate. The exercise price per share of a stock option granted may not be less than the fair market value as of the grant date. The exercise price must be at least 110% of the fair market value at the grant date for options granted to individuals, who at the grant date, are 10% owners of the Company’s voting stock (each a 10% owner). Restricted stock may be awarded to participants with terms and conditions determined by the Committee. The term of each award is determined by the Committee, provided that the term of any incentive stock option may not exceed ten years (five years for 10% owners) from its grant date. Each option award vests in approximately equal percentages each year over a period of not less than three years from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 2002 LTIP or as provided in any award agreement. As of June 30, 2015, there are no shares available for future grants under the 2002 LTIP.
Participation in the 1999 LTIP is limited to eligible employees. The total number of shares of stock authorized for awards prior to the 10-for-1 reverse stock split was 936 thousand. As a result of the 10-for-1 reverse stock split in 2013, the total shares currently authorized under the 1999 LTIP is 93,600, of which not more than 10% could be granted as awards of restricted stock. Under the terms of the 1999 LTIP, incentive stock options to purchase shares of the Company’s common stock may not be granted at a price less than the fair market value of the stock as of the date of the grant. Options must be exercised within ten years from the date of grant subject to conditions specified by the 1999 LTIP. Restricted stock could also be awarded by the Committee in accordance with the 1999 LTIP. Generally, each award vests in approximately equal percentages each year over a period of not less than three years and vest from the date of grant as determined by the Committee subject to accelerated vesting under terms of the 1999 LTIP or as provided in any award agreement. As of June 30, 2015, there are no shares available for future grants under the 1999 LTIP.
Stock Options
The following table illustrates the effect on operating results for share-based compensation for the six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Stock option compensation expense	$150	$154	$306	$312
Stock option compensation expense, net of tax [1]	$99	$102	$202	$206
1 Due to the deferred tax valuation allowance, tax benefit is reversed through the valuation allowance.
During the six months ended June 30, 2015 and 2014, no options were exercised.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the following assumptions: expected dividend yield, expected volatility, risk-free interest rate, expected life of the option and the grant date fair value. Expected volatilities were based on historical volatilities of the Company's common stock. During 2015 and 2014, the Company utilized a regional bank index and the Company's common stock to determine expected volatilities. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were 5 thousand options granted during the six months ended June 30, 2015. Options granted during the six months ended June 30, 2014 totaled 161 thousand. The fair value of options granted during the six months ended June 30, 2015 was determined using the following weighted-average assumptions as of the grant date.

	As of June 30, 2015	As of June 30, 2014
Risk-free interest rate	2.07%	2.13%
Expected term, in years	6.5	7.10
Expected stock price volatility	27.18%	40.90%
Dividend yield	—	—%

The following table represents stock option activity for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	2,594,345	$2.81
Granted	5,000	$2.45
Exercised	—	$—
Forfeited	(26,700)	$1.98
Outstanding, June 30, 2015	2,572,645	$2.82	8.08	$393,275
Exercisable, June 30, 2015	584,960	$4.63	7.74	$68,376
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
As of June 30, 2015, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 2.9 years.
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
As of June 30, 2015, unearned share-based compensation associated with these awards totaled $1.4 million. The Company recognized compensation expense, net of forfeitures, of $152 thousand and $290 thousand for the three and six months ended June 30, 2015 and $201 thousand and $349 thousand for the three and six months ended June 30, 2014, respectively, related to the amortization of deferred compensation that was included in salaries and benefits in the accompanying consolidated statements of operations. The remaining cost is expected to be recognized over a weighted-average period of 3.0 years.

The following table represents restricted stock activity for the period ended June 30, 2015:

	Shares		Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2015	908,227	[1]	$2.25
Granted	6,650		$2.45
Vested	(22,288)		$2.55
Forfeited	(20,875)		$2.00
Nonvested, June 30, 2015	871,714	[1]	$2.23
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the hierarchy. In such cases, the fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Mortgage-backed—residential	$—	$81,580	$—	$81,580
Municipals	—	2,998	—	2,998
Other	—	5,982	50	6,032
Total securities available-for-sale	$—	$90,560	$50	$90,610
Loans held for sale	$—	$1,306	$—	$1,306
Zero premium collar	$—	$1,632	$—	$1,632
Financial liabilities
Forward loan sales contracts	$—	$22	$—	$22
Cash flow swaps	$—	$2,071	$—	$2,071

	Fair Value Measurements at
	December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Mortgage-backed—residential	$—	$83,126	$—	$83,126
Municipals	—	4,363	—	4,363
Other	—	8,019	63	8,082
Total securities available-for-sale	$—	$95,508	$63	$95,571
Loans held for sale	$—	$2,298	$—	$2,298
Zero premium collar	$—	$1,028	$—	$1,028
Financial liabilities
Forward loan sales contracts	$—	$63	$—	$63
Cash flow swaps	$—	$1,073	$—	$1,073

	Fair Value Measurements at
	June 30, 2014 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Securities available-for-sale—
Mortgage-backed—residential	$—	$86,510	$—	$86,510
Municipals	—	5,858	—	5,858
Other	—	9,998	62	10,060
Total securities available-for-sale	$—	$102,366	$62	$102,428
Loans held for sale	$—	$547	$—	$547
Zero premium collar	$—	$260	—	$260
Financial liabilities
Forward loan sales contracts	$—	$23	$—	$23
Cash flow swap	$—	$260	$—	$260

The following table presents additional information about changes in assets and liabilities measured at fair value on a recurring basis and for which the Company utilized Level 3 inputs to determine fair value as of June 30, 2015 and 2014.

June 30, 2015

	Balance as of December 31, 2014	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of June 30, 2015
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$63	(13)	—	—	$50

June 30, 2014

	Balance as of December 31, 2013	Total Realized and Unrealized Gains or Losses	Sales	Net Transfers In and/or Out of Level 3	Balance as of June 30, 2014
	(in thousands)
Financial assets
Securities available-for-sale—
Other	$56	6	—	—	$62
At June 30, 2015, the Company also had assets and liabilities measured at fair value on a non-recurring basis. Items measured at fair value on a non-recurring basis include other real estate owned (OREO), and collateral-dependent impaired loans. Such measurements were determined utilizing Level 3 inputs.

The following tables present the carrying value and associated valuation allowance of those assets measured at fair value on a non-recurring basis.

	Carrying Value as of June 30, 2015	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2015
	(in thousands)
Other real estate owned –
Construction/development	$1,071	$—	$—	$1,071	$(2,037)
Residential real estate	80	—	—	80	(110)
Commercial real estate	1,572	—	—	1,572	(734)
Consumer loans	273	—	—	273	(74)
Other real estate owned	2,996	—	—	2,996	(2,955)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	98	—	—	98	—
Real Estate: Commercial	1,823	—	—	1,823	—
Real Estate: Multi-family and farmland	62	—	—	62	—
Collateral-dependent loans	1,983	—	—	1,983	—
Totals	$4,979	$—	$—	$4,979	$(2,955)

	Carrying Value as of December 31, 2014	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of December 31, 2014
	(in thousands)
Other real estate owned –
Construction/development	$1,846	$—	$—	$1,846	$(1,982)
Residential real estate	172	—	—	172	(77)
Commercial real estate	1,592	—	—	1,592	(701)
Consumer loans	306	—	—	306	(41)
Other real estate owned	3,916	—	—	3,916	(2,801)
Collateral-dependent loans –
Real Estate: Residential 1-4 family	107	—	—	107	—
Real Estate: Commercial	778	—	—	778	—
Commercial	218	—	—	218	—
Collateral-dependent loans	1,103	—	—	1,103	—
Totals	$5,019	$—	$—	$5,019	$(2,801)

	Carrying Value as of June 30, 2014	Level 1 Fair Value Measurement	Level 2 Fair Value Measurement	Level 3 Fair Value Measurement	Valuation Allowance as of June 30, 2014
	(in thousands)
Other real estate owned -
Construction/development	$2,948	$—	$—	$2,948	$(2,965)
Residential real estate	501	—	—	501	(116)
Commercial real estate	1,139	—	—	1,139	(496)
Consumer loans	306	—	—	306	(41)
Other real estate owned	4,894	—	—	4,894	(3,618)
Collateral-dependent loans -
Real Estate: Residential 1-4 family	112	—	—	112	(9)
Real Estate: Commercial	1,307	—	—	1,307	(505)
Commercial	230	—	—	230	—
Collateral-dependent loans	1,649	—	—	1,649	(514)
Totals	$6,543	$—	$—	$6,543	$(4,132)
For the six month period ended June 30, 2015, the Company increased its valuation allowance to $3.0 million on other real estate owned. The Company recorded write-downs on other real estate owned of $20 thousand and $76 thousand during the three months ended June 30, 2015 and 2014, respectively, and write-downs on other real estate owned of $163 thousand and $385 thousand for the six months ended June 30, 2015 and 2014, respectively. For collateral-dependent loans, no provision for loan loss was recored during the three and six months ended June 30, 2015, and a five hundred thousand provision for loan loss was recorded during the three and six months ended June 30, 2014. Any changes in the valuation allowance for a collateral-dependent loan are included in the allowance analysis and may result in additional provision expense.
There have been no transfers into or out of Level 3 during 2015 or 2014. There were no transfers between Level 1 and Level 2 during 2015 or 2014.
For loans transferred to held for sale the carrying amount was estimated by the carrying amount of the loans before they were transferred to loans held for sale, net of of any associated allowance for loan and lease loss.
For impaired loans and OREO properties, the Company utilizes independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. As of June 30, 2015, the adjustments between the appraised property and the comparison property range from (72.4)% to 175.2% with a weighted average adjustment of (3.4)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's current third-party appraisals provided capitalization rates up to 10.0% with a weighted average of 9.1%. The Company's current third-party appraisals do not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount is approximately 17.0% as of June 30, 2015.

The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at June 30, 2015.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$1,823	Sales comparison approach	Adjustment for differences between the comparable sales	(30.0)%	10.0%	(7.2)%
Impaired Loans - Residential	98	Sales comparison approach	Adjustment for differences between the comparable sales	(0.2)%	25.0%	12.4%
Impaired Loans - Multi-family and Farmland	62	Sales comparison approach	Adjustment for differences between the comparable sales	—%	30.0%	30.0%
OREO-Residential	80	Sales comparison approach	Adjustment for differences between the comparable sales	(25.0)%	5.5%	(7.1)%
OREO-Commercial	1,572	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0)%	25.0%	(9.0)%
		Income Approach	Capitalization rate	9.0%	9.6%	9.1%
OREO-Construction	1,071	Sales comparison approach	Adjustment for differences between the comparable sales	(72.4)%	175.2%	3.1%
OREO- Consumer	273	Sales comparison approach	Adjustment for differences between the comparable sales	(15.6)%	6.7%	(4.5)%

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

For impaired loans and OREO properties, the Company utilized independent, third-party appraisals to determine fair value. Independent appraisals are ordered at least annually. As part of the normal appraisal process, the appraisers generally provide the appraised value using one of following techniques: the sales comparison approach, the income approach or a combination thereof.  Under the sales comparison approach, the appraiser may make certain adjustments from the sold property to the appraised property, including, but not limited to, differences in square footage, lot size, absorption rates or location. The adjustments between the appraised property and the comparison property ranged from (80.0)% to 113.7% with a weighted average adjustment of (9.4)%. Under the income approach, the appraiser may make certain adjustments including, but not limited to, capitalization rates and differences in operating income expectations.  The Company's third-party appraisals provided capitalization rates up to 10.0% with a weighted average of 9.4%. The Company's third-party appraisals did not provide a range of adjustments to net operating income expectations. The Company monitors the realization rate between proceeds received and appraised value for all sold OREO properties.  This discount, defined as the weighted average percentage difference between appraised values and proceeds, is then applied to all remaining appraisals associated with impaired loans and OREO properties.  The Company monitors and applies this adjustment to the Company's Level 3 properties. The weighted average discount was approximately 17% as of June 30, 2014.
The following table presents quantitative information about Level 3 fair value measurements for significant financial instruments measured at fair value on a non-recurring basis at June 30, 2014.

	Fair value (in thousands)	Valuation technique(s)	Unobservable input(s)	Range		Weighted average
Impaired Loans - CRE	$1,307	Sales comparison approach	Adjustment for differences between the comparable sales	(35.1)%	5.8%	(14.6)%
Impaired Loans - Residential	112	Sales comparison approach	Adjustment for differences between the comparable sales	5.2%	26.5%	15.9%
Impaired Loans - Commercial	230	Sales comparison approach	Adjustment for differences between the comparable sales	9.4%	39.5%	24.5%
OREO-Residential	501	Sales comparison approach	Adjustment for differences between the comparable sales	(80.0)%	15.4%	0.2%
OREO-Commercial	1,139	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0)%	113.7%	(3.8)%
		Income Approach	Capitalization rate	9.2%	10.0%	9.4%
OREO-Construction	2,948	Sales comparison approach	Adjustment for differences between the comparable sales	(66.0)%	66.7%	(13.5)%
OREO- Multifamily and Farmland	306	Sales comparison approach	Adjustment for differences between the comparable sales	(9.6)%	13.0%	1.7%

The following table presents the estimated fair values of the Company’s financial instruments at June 30, 2015, December 31, 2014 and June 30, 2014.

		Fair Value Measurements at
		June 30, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$17,810	$17,810	$—	$—	$17,810
Interest bearing deposits in banks	5,954	5,954	—	—	5,954
Securities available-for-sale	90,610	—	90,560	50	90,610
Securities held-to-maturity	115,704	—	118,739	—	118,739
Federal Home Loan Bank stock	3,253	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,554	N/A	N/A	N/A	N/A
Loans held for sale	36,107	—	1,306	34,801	36,107
Loans, net	754,811	—	—	762,789	762,789
Accrued interest receivable	2,741	—	725	2,016	2,741
Financial liabilities
Deposits	921,686	550,486	371,002	—	921,488
Federal funds purchased and securities sold under agreements to repurchase	14,034	14,034	—	—	14,034
Other borrowings	65,100	65,100			65,100
Accrued interest payable	687	16	671	—	687

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$18,447	$18,447	$—	$—	$18,447
Interest bearing deposits in banks	29,582	29,582	—	—	29,582
Securities available-for-sale	95,571	—	95,508	63	95,571
Securities held-to-maturity	124,485	—	128,058	—	128,058
Federal Home Loan Bank stock	3,253	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,432	N/A	N/A	N/A	N/A
Loans held for sale	72,242	—	2,298	71,144	73,442
Loans, net	655,072	—	—	659,089	659,089
Accrued interest receivable	2,796	—	798	1,998	2,796
Financial liabilities
Deposits	905,613	529,711	375,073	—	904,784
Federal funds purchased and securities sold under agreements to repurchase	12,750	12,750	—	—	12,750
Other borrowings	56,000	56,000	—	—	56,000
Accrued interest payable	615	9	606	—	615

		Fair Value Measurements at
		June 30, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and due from banks	$8,880	$8,880	$—	$—	$8,880
Interest bearing deposits in banks	16,498	16,498	—	—	16,498
Securities available-for-sale	102,429	—	102,366	62	102,428
Securities held-to-maturity	130,709	—	133,077	—	133,077
Federal Home Loan Bank stock	3,253	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	2,325	N/A	N/A	N/A	N/A
Loans held for sale	28,547	—	547	28,000	28,547
Loans, net	650,139	—	—	657,486	657,486
Accrued interest receivable	2,714	—	797	1,917	2,714
Financial liabilities
Deposits	867,709	485,196	383,544	—	868,740
Federal funds purchased and securities sold under agreements to repurchase	15,911	15,911	—	—	15,911
Other borrowings	38,075	38,075	—	—	38,075
Accrued interest payable	556	9	547	—	556

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
The Company’s maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2015, December 31, 2014 and June 30, 2014 was as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands)
Commitments to extend credit - fixed rate	$43,796	$37,819	$35,290
Commitments to extend credit - variable rate	110,317	94,568	96,417
Total commitments to extend credit	$154,113	$132,387	$131,707

Standby letters of credit	$3,633	$3,272	$3,591

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
Two putative shareholder class action lawsuits have been filed in connection with the merger. Knutson v. First Security
Group, Inc. et al., filed April 15, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, and Atlantic Capital as defendants. Meade v. Kramer, et al., filed April 24, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, FSGBank, N.A., Atlantic Capital and Atlantic Capital Bank as defendants. Each of these complaints alleges, among other things, that the First Security directors breached their fiduciary duties in connection with the negotiation and approval of the merger agreement and that the other named defendants aided and abetted those alleged breaches of fiduciary duties. Among other relief, the plaintiffs seek injunctive relief preventing parties from consummating the merger, rescission of the transactions completed by the merger agreement, an award of attorney’s fees and expenses for plaintiffs and other forms of relief. On June 1, 2015, the Chancery Court entered an order consolidating these two suits under the caption In re First Security Group, Inc. Stockholder Litigation, Case No. 15-0212. On June 25, 2015, the plaintiffs filed an amended and consolidated class action complaint in the Chancery Court for Hamilton County, Chattanooga. The amended complaint repeats many of the same allegations of the original complaints but also makes additional allegations with respect to disclosures contained in the joint proxy statement/prospectus. First Security believes that these lawsuits are without merit and intends to vigorously defend against them. First Security has not accrued a liability for these claims. On July 24, 2015, the defendants filed motions to dismiss the amended complaint.  A hearing on the motions to dismiss has been scheduled for August 31, 2015.

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
SECOND QUARTER 2015 AND RECENT EVENTS
The following discussion and analysis sets forth the major factors that affected the results of operations and financial condition reflected in the unaudited financial statements for the three and six months ended June 30, 2015 and 2014. Such discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the notes attached thereto, which are included in this Form 10-Q.
Company Overview
First Security Group, Inc. ("First Security Group" or the "Company") is a bank holding company headquartered in Chattanooga, Tennessee, with $1.1 billion in assets as of June 30, 2015. Founded in 1999, First Security’s community bank subsidiary, FSGBank, N.A. ("FSGBank" or the "Bank"), currently has 26 full-service banking offices, including its headquarters, along the interstate corridors of eastern and middle Tennessee and northern Georgia and 265 full-time equivalent employees. FSGBank provides retail and commercial banking services, trust and investment management, mortgage banking, financial planning and Internet banking (www.FSGBank.com) services.
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
With each of these tasks complete, we began implementing our business plan to position us appropriately for both short-term and long-term success and our mission of becoming a top-tier community bank within our markets. As a result of the progress achieved, we returned to profitability during 2014. At the same time, we began to evaluate our business plan, the current rate environment and the competitive market to determine the time-frame associated with achieving our mission of becoming a top-tier community bank. We concluded that a merger with another financial institution was the appropriate decision to accelerate our continued improvement.
FSG-Atlantic Capital Merger—On June 8, 2015, First Security and Atlantic Capital Bancshares, Inc. (“Atlantic Capital”) entered into an Amendment (the “Merger Agreement Amendment”) to the Agreement and Plan of Merger, dated March 25, 2015, by and between First Security and Atlantic Capital (the “Merger Agreement”) providing for the merger of First Security with and into Atlantic Capital (the “Merger”).
Under the terms of the Merger Agreement, Atlantic Capital will purchase First Security for total consideration of approximately $160 million. FSG shareholders may elect cash equal to $2.35 per share, stock based on a fixed exchange ratio of 0.188 shares of Atlantic Capital common stock for each FSG share or any combination thereof. Atlantic Capital intends to register its shares with the SEC and seek a listing on NASDAQ concurrent with the closing of the transaction. The Merger Agreement, as originally executed, provided for approximately 40% of the shares of First Security common stock outstanding at the effective time of the Merger to be exchanged for cash merger consideration, with the remaining 60% to be exchanged for shares of Atlantic Capital common stock. Elections as to the form of merger consideration to be received by First Security shareholders were subject to allocation to meet the 40% cash election threshold.
The Merger Agreement Amendment alters the mix of consideration to be received by First Security shareholders in the Merger. Pursuant to the Merger Agreement, as amended by the Merger Agreement Amendment, between 30-35% of the shares of First Security common stock outstanding at the effective time of the Merger will be exchanged for cash, with the remaining 65-70% to be exchanged for shares of Atlantic Capital common stock. First Security shareholders may elect the form of merger consideration to be received, but such elections are subject to allocation in the event that less than 30% or more than 35% of the outstanding shares of First Security common stock are subject to a cash election.
Other than as expressly modified pursuant to the Merger Agreement Amendment, the Merger Agreement, which was previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by First Security with the Securities and Exchange Commission on March 27, 2015, remains in full force and effect as originally executed on March 25, 2015. On June 10, 2015, First Security filed a Current Report on Form 8-K that provides additional details relating to the Merger Agreement Amendment. A copy of the Merger Agreement Amendment is is filed as Exhibit 2.1 to such Form 8-K. The transaction has been unanimously approved by the board of directors of each company. The transaction is expected to close in the fourth quarter of 2015 and is subject to Atlantic Capital and First Security shareholder approval, regulatory approval and other conditions set forth in the merger agreement.
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
As changes in interest rates have a direct impact on our financial results, we monitor the actions and guidance provided by the Federal Open Market Committee ("FOMC") as well as certain key rates. During the July 2015 meeting, the FOMC continued to see the risks to the outlook for economic activity and the labor market as nearly balanced. The FOMC reaffirmed that the current 0 to 25 basis point target range for the federal funds rate remains appropriate. The FOMC anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term. The FOMC currently anticipates that, even after unemployment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run. We are actively monitoring our interest rate sensitivity and investment duration as it relates to our cash deployment strategy and overall balance sheet. As shown in Item 3, we expect our net interest income would benefit in a rising rate environment.

Specifically, our income simulation models indicate our net interest income would increase by approximately 6% and 12%, respectively, based on a 100 and 200 basis point increase in rates over a twelve month period.
Financial Results
As of June 30, 2015, we had total consolidated assets of $1.1 billion, total loans of $764.4 million, total deposits of $921.7 million and shareholders’ equity of $90.6 million. For the three and six months ended June 30, 2015, our net loss was $797 thousand and $257 thousand, respectively, resulting in basic and diluted net loss of $0.01 per share for the quarter and basic and diluted net loss of $0.00 per share for the year-to-date period.
As of December 31, 2014, we had total consolidated assets of $1.1 billion, total loans of $663.6 million, total deposits of $905.6 million and stockholders' equity of $90.0 million. For the year ended December 31, 2014, we had net income of $2.4 million, resulting in basic and diluted net income of $0.04 per share.
As of June 30, 2014, we had total consolidated assets of $1.0 billion, total loans of $659.5 million, total deposits of $867.7 million and shareholders’ equity of $86.6 million. For the three and six months ended June 30, 2014, our net income was $613 thousand and $568 thousand, respectively, resulting in basic and diluted net income of $0.01 per share for the quarter and basic and diluted net income of $0.01 per share for the year-to-date period.
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
Loans— From June 30, 2014 to June 30, 2015, we increased loans by $104.9 million, or 15.9%, with $100.8 million of loan growth for the six months ended June 30, 2015. As of June 30, 2015, our loan to deposit ratio was 82.9% and our ratio of average loans to average earning assets for the six months ended June 30, 2015 was 77.3%, achieving our goal of average loans representing at least 75% of average earning assets.
Deposits—Our desire is to primarily fund loan growth through deposit gathering activities. We define pure deposits as all transaction-based accounts, including non-interest bearing demand deposit accounts, interest bearing demand deposit accounts, money market and savings accounts. Leveraging our branches to grow market share with pure deposits will reduce our cost of funds, increase our margin and assist us in increasing profitability as well as reducing interest rate risk. Pure deposits have increased by $20.8 million from December 31, 2014 and increased by $65.3 million from June 30, 2014 to June 30, 2015. As of June 30, 2015, the ratio of pure deposits to total deposits was approximately 59.7%, compared to 58.5% as of December 31, 2014 and 55.9% as of June 30, 2014. Our goal is to achieve a ratio of pure deposits to total deposits of at least 60%. From December 31, 2014 and June 30, 2014 to June 30, 2015, brokered deposits have increased by a net of $2.4 million and $20.7 million, respectively. This includes $54.2 million in customer deposits placed and reciprocated through products provided by FSG in partnership with the network of banks associated with services provided by Promontory Interfinancial Network, LLC. We expect to continue to grow pure deposits through increases in products per household and by acquiring new customer relationships, including through cross-selling to new and existing loan customers.
Investment Securities—During the second half of 2013, we transferred certain federal agency, mortgage-based and municipal securities with a fair value of approximately $143 million from the available-for-sale portfolio to the held-to-maturity portfolio. The securities identified primarily consisted of securities with excessive price risk in higher interest rate environments. As of the transfer date, the unrealized holding loss was approximately $8.9 million. This unrealized loss will continue to be reported as a separate component of shareholders' equity and will be amortized over the remaining life of the securities as an adjustment to the yield. The corresponding discount on these securities will offset this adjustment to yield to result in no income statement impact. Subject to prepayment speeds, we anticipate between $1.5 million and $1.8 million of the unrealized loss to be accreted back into shareholders' equity during 2015. For the three and six months ended June 30, 2015, approximately $627 thousand and $1.0 million, respectively, of the unrealized loss was accreted back into shareholders' equity compared to $453 thousand and $935 thousand, respectively, for the same periods in 2014.
Net Income—For the three and six months ended June 30, 2015, net interest income increased by $713 thousand and $2.1 million, respectively, and noninterest income decreased by $1.1 million and increased $697 thousand, respectively, compared to the same periods in 2014. For the three and six months ended June 30, 2015, noninterest expense increased by $47 thousand and $1.0 million, respectively, compared to the same periods in 2014. The increase in net interest income for the six months ended June 30, 2015 is a direct result of our loan growth as well as reductions in our costs of funds. Noninterest income decreased for the three months ended June 30, 2015 primarily due to a decrease in the gain on sales of loans and a decrease in interest rate swap gains, which are typically offset by the associated derivatives included in non-interest expense. Noninterest income increased for the six months ended June 30, 2015 primarily due to an increase in the gain on sales of loans. Noninterest expense increased for the three and six months ended June 30, 2015 primarily due to expenses associated with the Merger, which were $516 thousand and $607 thousand for the three and six months ended June 30, 2015, respectively, partially offset by a decrease in interest rate swap losses, which are typically offset by the derivatives included in other non-interest income. Excluding the interest rate swap (loss) gain, non-interest income decreased by $377 thousand and increased by $328 thousand for the three and six months ended June 30, 2015, respectively. Excluding the interest rate swap loss (gain), non-interest expense increased by $821 thousand and $661 thousand for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Full-time equivalent employees were 265 at June 30, 2015, compared to 264 at June 30, 2014.
Provision—The provision for loan and lease losses totaled $643 thousand and $1.4 million, respectively, for the three and six months ended June 30, 2015 compared to a credit, or negative provision of $270 thousand and $1.2 million, respectively, for the three and six months ended June 30, 2014. The provision expense is based on the quarterly evaluation of the adequacy of the allowance for loan and lease losses, as described below.
Net Interest Margin—Net interest margin for the three and six months ended June 30, 2015 was 3.33% and 3.39%, respectively, or 3 basis points and 13 basis points higher than the same periods in 2014 of 3.30% and 3.26%. Given the current rate and competitive environment, additional improvements to our net interest margin will be challenging in 2015. This further emphasizes the importance of maintaining and increasing our level of non-interest income and maintaining a disciplined approach to managing our earning assets and deposit mix. Changes to our net interest margin depends on multiple factors including our ability to raise core deposits, our growth or contraction in loans, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to the target federal funds rate.

RESULTS OF OPERATIONS
We reported a net loss for the three and six months ended June 30, 2015 of $797 thousand and $257 thousand, respectively, compared to net income of $613 thousand and $568 thousand for the same periods in 2014. For the three and six months ended June 30, 2015, basic and diluted loss per share was $0.01 and $0.00 on approximately 65.9 million weighted average shares outstanding (for both basic and diluted). For the three and six months ended ended June 30, 2014, basic and diluted income per share was $0.01 on approximately 65.7 million weighted average shares outstanding (for both basic and diluted).
For the three and six months ended June 30, 2015, our earnings decreased by $1.4 million and $825 thousand, respectively, compared to the same periods for 2014. The decrease for the three months ended June 30, 2015 was primarily due to a combination of merger related expenses and decreases in the gains on sale of securities available-for-sale and gains on sales of loans transferred to held-for-sale. The decrease for the six months ended June 30, 2015 was primarily due to a combination of merger related expenses and a decrease in the gains on sale of securities available-for-sale partially offset by gains on sales of loans transferred to held-for-sale. As of June 30, 2015, we had 26 banking offices, including the headquarters, and 265 full-time equivalent employees.

The following table summarizes the components of income and expense and the changes in those components for the three month period ended June 30, 2015 compared to the same period in 2014.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended	Change from Prior Year		For the Six Months Ended	Change from Prior Year
	June 30, 2015	Amount	Percentage	June 30, 2015	Amount	Percentage
	(in thousands, except percentages)
Interest income	$9,498	$655	7.4%	$18,891	$1,792	10.5%
Interest expense	1,240	(58)	(4.5)%	2,301	(328)	(12.5)%
Net interest income	8,258	713	9.4%	16,590	2,120	14.7%
Provision for loan and lease losses	643	913	338.1%	1,350	2,592	208.7%
Net interest income after provision for loan and lease losses	7,615	(200)	(2.6)%	15,240	(472)	(3.0)%
Noninterest income	1,881	(1,149)	(37.9)%	6,362	697	12.3%
Noninterest expense	10,148	47	0.5%	21,569	1,023	5.0%
Net income before income taxes	(652)	(1,396)	(187.6)%	33	(798)	(96.0)%
Income tax provision	145	14	10.7%	290	27	10.3%
Net income	$(797)	$(1,410)	(230.0)%	(257)	(825)	(145.2)%

Net Interest Income
Net interest income (the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as deposits and other borrowings) is our primary source of operating income. For the quarter ended June 30, 2015, net interest income increased by $713 thousand, or 9.4%, to $8.3 million compared to $7.5 million for the same period in 2014. For the six months ended June 30, 2015, net interest income increased by $2.1 million, or 14.7%, to $16.6 million compared to $14.5 million for the same period in 2014.
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

The following tables summarize net interest income and average yields and rates paid for the quarters ended June 30, 2015 and 2014.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Three Months Ended
	June 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	$775,608	$8,571	4.43%	$673,175	$7,672	4.57%
Securities – taxable (2)	197,787	823	1.67%	222,635	941	1.70%
Securities – non-taxable (2)	10,318	110	4.28%	24,824	300	4.85%
Other earning assets	16,151	36	0.90%	8,997	37	1.65%
Total earning assets	999,864	9,540	3.83%	929,631	8,950	3.86%
Allowance for loan and lease losses	(8,820)			(9,364)
Intangible assets	66			265
Cash & due from banks	16,496			9,572
Premises & equipment	29,527			28,071
Other assets	48,073			47,968
TOTAL ASSETS	$1,085,206			$1,006,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$115,700	47	0.16%	$101,024	48	0.19%
Money market accounts	220,518	197	0.36%	166,306	133	0.32%
Savings deposits	43,950	10	0.09%	41,115	11	0.11%
Time deposits of less than $100 thousand	146,737	235	0.64%	167,229	262	0.63%
Time deposits of $100 thousand or more	118,709	255	0.86%	135,068	243	0.72%
Brokered deposits	114,895	307	1.07%	84,021	537	2.56%
Repurchase agreements	13,753	10	0.29%	12,553	9	0.29%
Other borrowings	45,745	179	1.57%	62,502	55	0.35%
Total interest bearing liabilities	820,007	1,240	0.61%	769,818	1,298	0.68%
Net interest spread		$8,300	3.22%		$7,652	3.18%
Noninterest bearing demand deposits	166,278			146,962
Accrued expenses and other liabilities	7,617			3,750
Shareholders’ equity	98,135			94,127
Accumulated other comprehensive loss	(6,831)			(8,514)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,085,206			$1,006,143
Impact of noninterest bearing sources and other changes in balance sheet composition			0.11%			0.12%
Net interest margin			3.33%			3.30%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $42 thousand and $107 thousand for the quarters ended June 30, 2015 and 2014, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO 2014

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$1,136	$(237)	$899
Securities – taxable	(101)	(17)	(118)
Securities – non-taxable	(158)	(32)	(190)
Other earning assets	21	(22)	(1)
Total earning assets	898	(308)	590
Interest bearing liabilities:
Interest bearing demand deposits	6	(7)	(1)
Money market accounts	47	17	64
Savings deposits	1	(2)	(1)
Time deposits of less than $100 thousand	(33)	6	(27)
Time deposits of $100 thousand or more	(32)	44	12
Brokered CDs and CDARS®	153	(383)	(230)
Repurchase agreements	1	—	1
Other borrowings	(18)	142	124
Total interest bearing liabilities	125	(183)	(58)
Increase (decrease) in net interest income	$773	$(125)	$648

The following tables summarize net interest income and average yields and rates paid for the quarters ended June 30, 2015 and 2014.
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
FULLY TAX EQUIVALENT BASIS

	For the Six Months Ended
	June 30,
	2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands, except percentages)
ASSETS
Earning assets:
Loans, net of unearned income (1)	$766,960	$17,027	4.48%	$638,927	$14,688	4.64%
Securities – taxable (2)	201,246	1,669	1.67%	232,240	2,007	1.74%
Securities – non-taxable (2)	10,632	229	4.34%	27,701	665	4.84%
Other earning assets	13,695	54	0.80%	11,312	50	0.91%
Total earning assets	992,533	18,979	3.86%	910,180	17,410	3.86%
Allowance for loan and lease losses	(8,658)			(9,933)
Intangible assets	91			289
Cash & due from banks	16,859			9,403
Premises & equipment	29,247			28,084
Other assets	47,449			48,965
TOTAL ASSETS	$1,077,521			$986,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$115,211	94	0.16%	$99,622	95	0.19%
Money market accounts	219,755	390	0.36%	164,436	252	0.31%
Savings deposits	43,444	20	0.09%	41,113	22	0.11%
Time deposits of less than $100 thousand	148,290	472	0.64%	172,358	571	0.67%
Time deposits of $100 thousand or more	118,183	492	0.84%	141,981	547	0.78%
Brokered deposits	112,328	617	1.11%	77,150	1,098	2.87%
Repurchase agreements	13,499	20	0.30%	12,359	17	0.28%
Other borrowings	45,104	196	0.88%	42,980	101	0.47%
Total interest bearing liabilities	815,814	2,301	0.57%	751,999	2,703	0.72%
Net interest spread		$16,678	3.29%		$14,707	3.14%
Noninterest bearing demand deposits	163,609			145,967
Accrued expenses and other liabilities	6,983			4,043
Shareholders’ equity	97,848			93,842
Accumulated other comprehensive loss	(6,733)			(8,863)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,077,521			$986,988
Impact of noninterest bearing sources and other changes in balance sheet composition			0.10%			0.12%
Net interest margin			3.39%			3.26%
__________________

(1)	Nonaccrual loans have been included in the average balance. Only the interest collected on such loans has been included as income.

(2)
Interest income from securities includes the effects of taxable-equivalent adjustments using a federal income tax rate of approximately 34% for both years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable equivalent adjustment amounts included in the above table were $87 thousand and $238 thousand for the six months ended June 30, 2015 and 2014, respectively.

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

CHANGE IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO 2014

	Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(in thousands)
Interest earning assets:
Loans, net of unearned income	$2,871	$(532)	$2,339
Securities – taxable	(262)	(76)	(338)
Securities – non-taxable	(374)	(62)	(436)
Other earning assets	11	(7)	4
Total earning assets	2,246	(677)	1,569
Interest bearing liabilities:
Interest bearing demand deposits	13	(14)	(1)
Money market accounts	95	43	138
Savings deposits	1	(3)	(2)
Time deposits of less than $100 thousand	(76)	(23)	(99)
Time deposits of $100 thousand or more	(95)	40	(55)
Brokered CDs and CDARS®	370	(851)	(481)
Repurchase agreements	2	1	3
Other borrowings	5	90	95
Total interest bearing liabilities	315	(717)	(402)
Increase in net interest income	$1,931	$40	$1,971

Net Interest Income – Volume and Rate Changes

Net interest income on a fully-tax equivalent basis for the three and six months ended June 30, 2015 was $8.3 million and $16.7 million, respectively, an 8.5% and 13.4% increase compared to the same periods in 2014. Average earning assets increased $70.2 million, or 7.6%, and $82.4 million, or 9.0%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The overall increase in average earning assets is a direct result of our loan growth. Average loans increased in the second quarter of 2015 by $102.4 million, or 15.2%, and increased for the six months ended June 30, 2015 by $128.0 million, or 20.0%, as compared to the same periods in the prior year. The net impact for changes in volumes of interest earning assets for the three and six months ended June 30, 2015 was an increase in interest income of $898 thousand and $2.2 million, respectively. The 14 and 16 basis point decline in loan yield, respectively, was the primary driver in the changes in rates causing a $308 thousand and $677 thousand, respectively, decrease in interest income for the three and six months ended June 30, 2015. The total impact on net interest income from changes in volume and rates was an increase of $649 thousand and $2.0 million, respectively, for the three and six months ended June 30, 2015 when compared to the same periods in 2014.
The tax equivalent yield on average earning assets decreased by 3 basis points to 3.83% for the three months ended June 30, 2015 and there was no change for the six months ended June 30, 2015 compared to the same periods in 2014, largely driven by the reallocation and growth in loans. The yield on average loans decreased by 14 and 16 basis points, respectively, to 4.43% and 4.48%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The yields on average investment securities taxable and investment securities non-taxable decreased by 3 and 57 basis points, respectively, for the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015, the yields on average investment securities and investment securities non-taxable decreased by 7 and 50 basis points, respectively, compared to the same period in 2014. The yields on average other earning assets decreased by 75 and 11 basis points for the three and six months ended June 30, 2015 compared to the same periods in 2014.

Total interest expense was $1.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively, or 4.5% and 12.5% lower, respectively, than the same periods in 2014. Average interest bearing liabilities increased by $50.2 million and $63.8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Comparing the second quarter of 2015 to the same period in 2014, money market and savings increased by $57.0 million, average brokered deposits increased by $30.9 million while retail certificates of deposits declined by $20.5 million, jumbo certificates of deposit decreased $16.4 million and repurchase agreements and other borrowings decreased by $15.6 million. Comparing the six months ended June 30, 2015 to the same period in 2014, money market and savings increased by $57.7 million, average brokered deposits increased by $35.2 million, repurchase agreements and other borrowings increased by $3.3 million while retail certificates of deposits declined by $24.1 million and jumbo certificates of deposit decreased $23.8 million The increase in volume increased interest expense by $125 thousand and $315 thousand for the three and six month period ended June 30, 2015, respectively. The reduction in rates decreased interest expense by $183 thousand and $717 thousand for the three and six month period ended June 30, 2015, respectively. This decrease was primarily due to lower rates in brokered deposits, partially offset by an increase in other borrowings. As of April 1, 2015, we entered into a five year, $40 million derivative swap to lock-in longer-term fixed rate funding in anticipation of an increasing rate environment.
We expect average earning assets to grow throughout the remainder of 2015 as we anticipate continued loan growth. The average yield on loans for the remainder of 2015 is anticipated to be consistent with or decline compared to the first six months of 2015 as we continue to operate in a highly competitive rate environment within our markets. We expect our deposits and borrowings to increase consistent with the growth in earning assets. Rates paid on deposits are expected to remain consistent or decline slightly compared to the rates paid in the first quarter.
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
Our net interest rate spread (on a tax equivalent basis) was 3.22% and 3.29% for the three and six months ended June 30, 2015, respectively, compared to 3.18% and 3.14% for the same periods in 2014. Our net interest margin was 3.33% and 3.39% for the three and six months ended June 30, 2015 compared to 3.30% and 3.26% for the same periods in 2014. The increase in the net interest spread and net interest margin comparing 2015 to 2014 was a direct result of our balance sheet restructuring that included significant loan growth combined with reductions in high cost deposits. Noninterest bearing deposits contributed 11 and 10 basis points to the margin for the three and six months ended June 30, 2015, and 12 basis points for the three and six month period ended June 30, 2014.
We anticipate our net interest spread and net interest margin to remain consistent or decline compared to 2014 levels due to the current rate and competitive environments in which we operate. Factors that will impact our net interest spread and net interest margin include our ability to grow loans and raise core deposits, our deposit and loan pricing, maturities of brokered deposits, and any possible action by the Federal Reserve Board to adjust the target federal funds rate.
Provision (Credit) for Loan and Lease Losses
The provision for loan and lease losses during the three and six months ended June 30, 2015 was $643 thousand and $1.4 million, respectively, compared to a credit of $270 thousand and $1.2 million, respectively, for the same periods in 2014. Net (recoveries) charge-offs for the three and six months ended June 30, 2015 were $(344) thousand and $217 thousand, respectively, compared to net recoveries of $470 thousand and $242 thousand for the same periods in 2014. Annualized net charge-offs (recoveries) as a percentage of average loans were 0.06% for the six months ended June 30, 2015 compared to (0.08)% for the same period in 2014. Our peer group’s average annualized net charge-offs as a percentage of average loans as reported in the Uniform Bank Performance Report at March 31, 2015, the most recent information available, was 0.07%.
The provision for loan and lease losses for the first six months of 2015 was necessary based on our analysis of probable incurred losses in the loan portfolio and the level of net charge-offs. As of June 30, 2015, specific reserves for impaired loans totaled $1.3 million compared to zero as of December 31, 2014 and $514 thousand as of June 30, 2014. At June 30, 2015, our ratio of the allowance to total loans was 1.26% compared to 1.29% at December 31, 2014 and 1.43% at June 30, 2014.
As of June 30, 2015, management determined our allowance of $9.6 million was adequate to provide for probable incurred credit losses, which we describe more fully below in the Allowance for Loan and Lease Losses section. We analyze the allowance on at least a quarterly basis, and the next review will be at September 30, 2015.

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
Noninterest Income
Noninterest income totaled $1.9 million and $6.4 million for the three and six months ended June 30, 2015, a decrease of $1.1 million, or 37.9%, and an increase of $697 thousand, or 12.3%, respectively, from the same periods in 2014. Excluding the change from the interest rate swap, noninterest income decreased by $377 thousand and increased by $328 thousand, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The gain or loss on the interest rate swap is typically offset by the associated derivative included in non-interest expense. The quarterly decrease is primarily a result of a decrease in the net gains from sales of loans held-for-sale and no gains on securities available-for-sale. The year-to-date increase is primarily due to an increase in the net gains from sales of loans held-for-sale partially offset by the decrease in gains on sales of securities available-for-sale.
The following table presents the components of noninterest income for the three and six month period ended June 30, 2015 and 2014.
NONINTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	Percent Change	2014	2015	Percent Change	2014
	(in thousands, except percentages)
Service charges on deposit accounts	$728	(5.3)%	$769	$1,402	(7.2)%	$1,510
Point-of-sale (POS) fees	466	6.2%	439	888	5.7%	840
Bank-owned life insurance income	232	(1.3)%	235	442	(24.6)%	586
Mortgage banking income	241	(13.6)%	279	453	(1.3)%	459
Trust fees	313	33.2%	235	578	32.9%	435
Net gains on sales of securities available-for-sale	—	(100.0)%	247	8	(98.7)%	618
Net gains on sales of loans held-for-sale	183	(59.3)%	450	1,243	163.3%	472
Interest rate swap gain (loss)	(635)	(563.5)%	137	605	156.4%	236
Other income	353	47.7%	239	743	46.0%	509
Total noninterest income	$1,881	(37.9)%	$3,030	$6,362	12.3%	$5,665

Our largest sources of noninterest income are typically service charges and fees on deposit accounts. Total service charges, including NSF fees, were $728 thousand and $1.4 million for the three and six months ended June 30, 2015, a decrease of $41 thousand and $108 thousand, or 5.3% and 7.2%, respectively, from the same periods in 2014. Service charges and fees on deposit accounts typically correspond to the level and mix of our customer deposits.
Point-of-sale fees increased 6.2% and 5.7% to $466 thousand and $888 thousand, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. POS fees are primarily generated when our customers use their debit cards for retail purchases. We anticipate POS fees to continue to grow as customer trends show increased use of debit cards, although it is unclear if certain provisions affecting interchange fees for card issuers included in the Dodd-Frank financial reform legislation will have a future material impact on this product and its revenue.
Bank-owned life insurance income was $232 thousand and $442 thousand for the three and six months ended June 30, 2015, a decrease of $3 thousand and $144 thousand, or 1.3% and 24.6%, respectively, from 2014 levels due to a one-time interest bonus in the first quarter of 2014 for certain policies. FSGBank is the owner and beneficiary of these contracts. The income generated by the cash value of the insurance policies accumulates on a tax-deferred basis and is tax-free to maturity. In addition, the insurance death benefit will be a tax-free payment to FSGBank. On a fully tax-equivalent basis, the weighted average interest rate earned on the policies was approximately 3.79% for the six months ended June 30, 2015.

Mortgage banking income for the three and six months ended June 30, 2015 decreased $38 thousand and $6 thousand, or 13.6% and 1.3%, respectively, to $241 thousand and $453 thousand, respectively, compared to $279 thousand and $459 thousand, respectively, in the same periods of 2014. Our process to originate and sell a conforming mortgage in the secondary market typically takes 30 to 60 days from the date of mortgage origination to the date the mortgage is sold to an investor in the secondary market. Due to the normal processing time, we will have a certain amount of held-for-sale loans at any time. Mortgages originated for sale in the secondary market totaled $11.0 million, $23.9 million, and $9.8 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Mortgages sold in the secondary market totaled $12.5 million, $23.0 million and $9.9 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. We sell these loans with the right to service the loan being released to the purchaser for a fee. Mortgage fee income for the remainder of 2015 will be dependent on market conditions, including the levels of purchase and refinancing activity as well as any movement in long-term rates.
Trust and wealth management fee income increased by $78 thousand, or 33.2%, and $143 thousand, or 32.9%, for the three and six months ended June 30, 2015 compared to $235 thousand and $435 thousand for the same periods in 2014. During 2014, we enhanced our product and service offerings to include brokerage services, which has resulted in a positive net contribution. We expect trust fee income to continue increasing during 2015.
There were no net gains on sales of securities available-for-sale for the three months ended June 30, 2015, compared to $247 thousand for the same period in 2014. Net gains on sales of securities available-for-sale for the six months ended June 30, 2015 decreased to $8 thousand from $618 thousand when compared to the same period in 2014. The sales during 2014 were primarily associated with reducing the overall level of liquidity on the balance sheet and further improving our earning asset mix. We do not expect any significant sales activity for the remainder of 2015, although we routinely review our available-for-sale securities and our overall asset-liability sensitivity and may initiate transactions as warranted.
Net gains on sales of loans transferred to held-for-sale for the three and six months ended June 30, 2015 were $183 thousand and $1.2 million, respectively, a decrease of 59.3% and an increase of 163.3%, respectively, compared to $450 thousand and $472 thousand for the same periods in 2014. These sales were generated from our TriNet division and government lending department. During the first quarter of 2015, we sold approximately $60.4 million of TriNet loans resulting in income of $1.0 million and sold approximately $150 thousand of SBA loans during the first quarter of 2015 for a gain of approximately $14 thousand. During the second quarter of 2015, we sold approximately $9.5 million of TriNet loans resulting in income of approximately $125 thousand and sold approximately $715 thousand of SBA loans for a gain of approximately $59 thousand. Year-to-date we have sold approximately $69.9 million of TriNet loans resulting in income of $1.2 million and have sold approximately $865 thousand of SBA loans for a gain of approximately $73 thousand. At quarter-end we held $32.7 million in TriNet and SBA loans held-for-sale that we expect to sell during the third quarter of 2015.
Interest rate swap gains for the three and six months ended June 30, 2015 were $(635) thousand and $605 thousand, respectively, compared to $137 thousand and $236 thousand for the same periods in 2014. We have entered into loan level swaps to provide our customers with long-term fixed rate loans while entering into associated derivatives to convert the fixed rate cash flows to variable rate cash flows. As shown below, the interest rate swap gains are typically offset by the associated derivatives included in non-interest expense.
Other income for the three and six months ended June 30, 2015 was $353 thousand and $743 thousand, respectively, compared to $239 thousand and $509 thousand for the same periods in 2014. The components of other income primarily consist of ATM fee income, underwriting revenue and safe deposit box fee income, repossessions, leased equipment and premises and equipment.
Noninterest Expense
Noninterest expense increased $47 thousand, or 0.5%, and $1.0 million, or 5.0%, to $10.1 million and $21.6 million, respectively, for the three and six months ended June 30, 2015, compared to $10.1 million and $20.5 million, respectively, for the same periods in 2014. Excluding the change in the interest rate swap, noninterest expense increased $821 thousand and $661 thousand, respectively, when comparing the three and six months ended June 30, 2015 to the same periods in 2014. Total noninterest expense increased for the three and six months ended June 30, 2015, primarily due to an increase in professional fees related to the merger. Merger-related expenses totaled $516 thousand and $607 thousand for the three and six months ended June 30, 2015, respectively, and are included in professional fees.

The following table represents the components of noninterest expense for the three and six month period ended June 30, 2015 and 2014.

NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	Percent Change	2014	2015	Percent Change	2014
	(in thousands, except percentages)
Salaries & benefits	$5,319	1.8%	$5,225	$10,739	2.3%	$10,499
Occupancy	772	(0.5)%	776	1,570	(1.6)%	1,596
Furniture and equipment	749	44.0%	520	1,414	31.3%	1,077
Professional fees	1,392	101.7%	690	1,997	54.9%	1,289
FDIC insurance	240	(28.6)%	336	482	(25.5)%	647
Write-downs on OREO and repossessions	20	(73.7)%	76	163	(57.7)%	385
Net gain (loss) on other real estate owned, repossessions and fixed assets, net of gains	2	(113.3)%	(15)	5	(200.0)%	(5)
Non-performing asset expenses	138	(25.0)%	184	245	(39.5)%	405
Data processing	545	7.7%	506	1,078	(1.5)%	1,094
Communications	139	(5.4)%	147	255	(14.1)%	297
ATM/Debit card fees	262	12.9%	232	506	3.3%	490
Intangible asset amortization	51	4.1%	49	101	4.1%	97
Printing & supplies	133	(11.3)%	150	269	(24.6)%	357
Advertising	150	11.1%	135	303	12.6%	269
Insurance	244	(19.5)%	303	539	(14.2)%	628
OCC assessments	96	7.9%	89	188	2.7%	183
Interest rate swap loss (gain)	(636)	(560.9)%	138	604	149.6%	242
Other expense	532	(5.0)%	560	1,111	11.5%	996
Total noninterest expense	$10,148	0.5%	$10,101	$21,569	5.0%	$20,546

Salaries and benefits for the three and six months ended June 30, 2015 increased $94 thousand, or 1.8%, and $240 thousand, or 2.3%, respectively, compared to the same periods in 2014. As of June 30, 2015, we had 26 full-service banking offices with 265 full-time equivalent employees. As of June 30, 2014, we had 28 full-service banking offices with 264 full-time equivalent employees.
Occupancy expense decreased $4 thousand, or 0.5%, and $26 thousand, or 1.6%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily as a result of fewer locations. At June 30, 2015, First Security leased six facilities and the land for two branches. As a result, current period occupancy expense is higher than if we owned these facilities, including the real estate, but conversely, we have been able to deploy the capital into earning assets rather than capital expenditures for facilities. We expect occupancy expense to remain consistent with 2014 levels.
Furniture and equipment expense increased $229 thousand, or 44.0%, and $337 thousand, or 31.3%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. This was primarily due to certain non-capitalizable expenses associated with renovations in a Knoxville branch and a new branch in Cleveland, Tennessee.
Professional fees increased $702 thousand and $708 thousand, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. Professional fees include fees related to investor relations, outsourcing internal audit and a portion of compliance, as well as external audit, tax services and legal and accounting advice related to, among other things, litigation, merger and acquisitions, lending activities, employee benefit programs, foreclosures and regulatory matters. Merger-related expenses totaled $516 thousand and $607 thousand for the three and six months ended June 30, 2015, respectively. We expect professional fees to continue to be higher than usual during 2015 due to merger-related expenses.

FDIC deposit premium insurance decreased $96 thousand and $165 thousand to $240 thousand and $482 thousand, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. We expect the remaining 2015 quarterly deposit premium insurance payments to be consistent with the second quarter 2015 amount.
At foreclosure or repossession, the fair value of the OREO property or repossession is determined and a charge-off to the allowance is recorded, if applicable. Any decreases in value subsequent to the initial determination of fair value are recorded as a write-down. As a general policy, we re-assess the fair value of OREO and repossessions on at least an annual basis or sooner if there are indicators that deterioration in value has occurred. Write-downs are based on property-specific appraisals or valuations. Additionally, we evaluate on an ongoing basis our realization rate compared to the appraised values. Write-downs have declined due to fewer properties currently in OREO. Write-downs on OREO and repossessions decreased $56 thousand, or 73.7%, and $222 thousand, or 57.7%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. Write-downs for the remainder of 2015 are dependent on multiple factors, including, but not limited to, the assumptions used by the independent appraisers, real estate market conditions, and our ability to liquidate properties.
Net losses on OREO, repossessions and fixed assets were $2 thousand and $5 thousand, respectively, for the three and six months ended June 30, 2015. As discussed above, we continue to monitor our fair value assumptions and recognize additional write-downs when appropriate. Generally, gains and losses on the sale of OREO should be minimized by our initial fair value assumptions applied to OREO, as discussed above.
Non-performing asset expenses include, among other items, maintenance, repairs, utilities, taxes and storage costs. These costs decreased $46 thousand, or 25.0%, and $160 thousand, or 39.5%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. Historically, our holding costs have been commensurate with the level of nonperforming assets. We anticipate continued reductions in this category during 2015.
Data processing fees increased 7.7% and decreased 1.5% to $545 thousand and $1.1 million, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The monthly fees associated with data processing are typically based on transaction volume but also reflect cost savings achieved in our data processing contract.
Advertising expense increased 11.1% and 12.6% to $150 thousand and $303 thousand, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. During 2014, we entered into a three-year partnership to be the official bank of the University of Tennessee-Chattanooga Athletics. During 2015, we entered into a three-year partnership to be the presenting sponsor of the Chattanooga Lookouts, the AA affiliate of the Minnesota Twins baseball organization. We expect advertising expense to be consistent with current levels.
Insurance expense decreased $59 thousand and $89 thousand to $244 thousand and $539 thousand, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. Our ongoing insurance expense has declined as a result of our improved financial and regulatory condition.
Interest rate swap losses (gains) for the three and six months ended June 30, 2015 were $(636) thousand and $604 thousand, respectively, compared to $138 thousand and $242 thousand, respectively, for the same periods in 2014. We have entered into loan level swaps to provide our customers with long-term fixed rate loans while entering into associated derivatives to convert the fixed rate cash flows to variable rate cash flows. As shown in the non-interest income section above, the losses are typically offset in full by a corresponding gain recorded in noninterest income.
Other expense decreased $28 thousand and increased $115 thousand, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. The changes in other expense are associated with several sub-components and are part of the normal course of conducting business.
Income Taxes
We recorded an income tax provision of $145 thousand and $290 thousand, respectively, for the three and six months ended June 30, 2015 compared to an income tax provision of $131 thousand and $263 thousand, respectively, for the same periods in 2014. For the six months ended June 30, 2015, we recorded $586 thousand in additional deferred tax valuation allowance to offset the tax benefits generated during the first six months of 2015, including changes in accumulated other comprehensive income.
A valuation allowance is required when it is “more likely than not” that the deferred tax assets will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of the current and future economic and business conditions. We identified as positive evidence the improvement in current business trends and the existence of taxes paid in available carryback years. Negative evidence included a cumulative loss in recent years. As conditions change, we will evaluate the need to increase or decrease the valuation allowance. Currently, we anticipate increasing the valuation allowance to offset any future recorded tax benefit to result in minimal, if any, income tax expense or benefit. During the second quarter of 2014, we achieved taxable income with the return to core profitability and further expanded our profitability in the second half of 2014.

However, we have recognized a year-to-date loss in 2015. Our ability to improve our level of profitability, combined with forecasts of future income, will provide positive evidence in our quarterly evaluation and analysis of our valuation allowance. As positive evidence builds over multiple quarters, the valuation allowance may be reduced in part or in full.
At June 30, 2015, we evaluated our significant uncertain tax positions. Under the “more-likely-than-not” threshold guidelines, we believe we have identified all significant uncertain tax benefits. We evaluate, on a quarterly basis or sooner if necessary, to determine if new or pre-existing uncertain tax positions are significant. In the event a significant uncertain tax position is determined to exist, penalty and interest will be recorded as a component of income tax expense in our consolidated financial statements.
FINANCIAL CONDITION

As of June 30, 2015, we had total consolidated assets of $1.1 billion, total loans held-for-investment of $764.4 million, loans held-for-sale of $36.1 million, total deposits of $921.7 million and shareholders’ equity of $90.6 million. As of December 31, 2014, we had total consolidated assets of $1.1 billion, total loans of $663.6 million, total deposits of $905.6 million and shareholders' equity of $90.0 million. As of June 30, 2014, we had total assets of $1.0 billion, total loans of $659.5 million, total deposits of $867.7 million and shareholders' equity of $86.6 million.
Loans
As we continue to implement our strategic initiatives, we expect to realize continued growth in our loan portfolio. As of June 30, 2015, total loans increased by $100.8 million, or 15.2%, from December 31, 2014 and increased by $104.9 million, or 15.9%, from June 30, 2014.

The following table presents our loan portfolio by type.
LOAN PORTFOLIO

				Percent change from
	June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014
	(in thousands, except percentages)
Loans secured by real estate –
Residential 1-4 family	$184,110	$181,655	$178,482	1.4%	3.2%
Commercial	392,222	314,843	311,527	24.6%	25.9%
Construction	47,197	47,840	52,784	(1.3)%	(10.6)%
Multi-family and farmland	20,476	18,108	16,178	13.1%	26.6%
	644,005	562,446	558,971	14.5%	15.2%
Commercial loans	98,265	73,985	65,952	32.8%	49.0%
Consumer installment loans	17,493	22,539	30,041	(22.4)%	(41.8)%
Other	4,648	4,652	4,575	(0.1)%	1.6%
Total loans	764,411	663,622	659,539	15.2%	15.9%
Allowance for loan and lease losses	(9,600)	(8,550)	(9,400)	12.3%	2.1%
Net loans	$754,811	$655,072	$650,139	15.2%	16.1%

Year-to-date, we achieved substantial loan growth with an increase of approximately $100.8 million, or 15.2% (30.6% annualized) when compared to December 31, 2014. Categories driving the growth included: commercial real estate loans increasing $77.4 million, or 24.6% and commercial and industrial loans increasing $24.3 million, or 32.8%.
Comparing June 30, 2015 to June 30, 2014, loans increased $104.9 million, or 15.9%. This increase was primarily due to increases in commercial real estate loans of $80.7 million, or 25.9%, and commercial and industrial loans of $32.3 million, or 49.0%.
We anticipate solid loan growth to continue during the remainder of 2015, as we remain focused on extending prudent loans to creditworthy consumers and businesses. Future loan growth may be restricted by our ability to raise core deposits, although we may use current cash reserves and wholesale funding, as necessary and appropriate. Loan growth may also be restricted by the necessity to maintain appropriate commercial real estate concentration and capital levels.

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
Impaired loans generally include those loan relationships in excess of $250 thousand with a risk rating of substandard/nonaccrual or doubtful. Prior to the first quarter of 2015, we utilized a threshold of $500 thousand with the same risk ratings as described above. We evaluated the change and determined that it was appropriate given our overall improvement in asset quality and the limited number of relationships going through the detailed impairment analysis using the higher threshold. For the current and prior periods, we believe the change, had it been applied in those prior periods, was not significant to the overall estimation of the allowance. For impaired loans, we determine the impairment based upon one of the following methods: (1) discounted cash flows, (2) observable market pricing or (3) the fair value of the collateral. The amount of the estimated loss, if any, is then specifically reserved in a separate component of the allowance unless the relationship is considered collateral dependent, in which case the estimated loss is charged-off in the current period. The reduction in the dollar threshold increased impaired loans by approximately $729 thousand at June 30, 2015. The change in the dollar threshold also decreased the estimated allowance for loan and lease loss and associated provision expense by approximately $64 thousand for the six months ended June 30, 2015.
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

The following table presents an analysis of the changes in the allowance for loan and lease losses for the six months ended June 30, 2015 and 2014. The provision (credit) for loan and lease losses in the table below does not include our provision for losses on unfunded commitments of $0 thousand and $2 thousand for the six month period ended June 30, 2015 and 2014, respectively. The reserve for unfunded commitments totaled $308 thousand, $306 thousand and $288 thousand as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.
ANALYSIS OF CHANGES IN ALLOWANCE FOR LOAN AND LEASE LOSSES

	For the Six Months Ended
	June 30,
	2015	2014
	(in thousands, except percentages)
Allowance for loan and lease losses –
Beginning of period	$8,550	$10,500
Provision (credit) for loan and lease losses	1,350	(1,242)
Sub-total	9,900	9,258
Charged-off loans:
Real estate – residential 1-4 family	15	243
Real estate – commercial	—	257
Commercial loans	875	6
Consumer installment and other loans	450	251
Leases, net of unearned income	8	29
Total charged-off	1,348	786
Recoveries of charged-off loans:
Real estate – residential 1-4 family	79	178
Real estate – commercial	67	477
Real estate – construction	212	78
Real estate – multi-family and farmland	10	9
Commercial loans	561	78
Consumer installment and other loans	196	137
Leases, net of unearned income	5	69
Other	1	2
Total recoveries	1,131	1,028
Net charged-off (recoveries)	217	(242)
Decrease from transfer of loans held-for-investment to loans held-for-sale	(83)	(100)
Allowance for loan and lease losses – end of period	$9,600	$9,400
Total loans – end of period	$764,411	$659,539
Average loans	$766,960	$638,927
Net loans charged-off (recovered) to average loans, annualized	0.06%	(0.08)%
Provision (credit) for loan and lease losses to average loans, annualized	0.35%	(0.04)%
Allowance for loan and lease losses as a percentage of:
Period end loans	1.26%	1.43%
Nonperforming loans	117.63%	157.35%

The following table presents the allocation of the allowance for loan and lease losses for each respective loan category with the corresponding percentage of loans in each category to total loans. The comprehensive allowance analysis developed by our financial reporting and credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of June 30, 2015		As of December 31, 2014		As of June 30, 2014
	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]	Amount	Percent of Portfolio[1]
	(in thousands, except percentages)
Real estate – residential 1-4 family	$2,256	24.1%	$2,617	27.4%	$3,191	27.1%
Real estate – commercial	3,049	51.3%	2,865	47.4%	2,613	47.2%
Real estate – construction	461	6.2%	716	7.2%	902	8.0%
Real estate – multi-family and farmland	466	2.7%	714	3.1%	718	2.5%
Commercial loans	2,441	12.9%	795	11.1%	962	10.0%
Consumer installment loans	780	2.3%	688	3.4%	584	4.6%
Other and Unallocated	8	0.5%	6	0.4%	7	0.6%
Unallocated	139	—%	149	—%	423	—%
Total	$9,600	100.0%	$8,550	100.0%	$9,400	100.0%
__________________
1 Represents the percentage of loans in each category to total loans.
Nonperforming loans were $8.2 million, $4.4 million and $6.0 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. When comparing June 2015 to December 2014, non-performing loans increased by $3.7 million, and when compared to June 2014, non-performing loans have increased $2.2 million. The increase in non-performing loans for the first six months of 2015 was primarily due to one commercial loan relationship being placed into non-accrual status. Our ratio of non-performing loans to total loans was 1.07% as of June 30, 2015 as compared to 0.67% as of December 31, 2014 and 0.91% as of June 30, 2014.
The combination of asset quality trends as well as low loss rates for the prior year resulted in a reduction in our allowance-to-loans ratio to 1.26% at June 30, 2015, compared to 1.29% at December 31, 2014 and 1.43% at June 30, 2014. We anticipate that our allowance model will support a consistent allowance-to-loans ratio with continuation of the current asset quality and charge-off trends; however, we may need to provide additional provision expense and increase our allowance in the future due to the expected loan growth.
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

The following tables present our internal risk rating by loan classification as utilized in the allowance analysis as of June 30, 2015, December 31, 2014 and June 30, 2014:
As of June 30, 2015

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$173,539	$5,283	$5,190	$98	$184,110
Real estate: Commercial	385,813	2,130	2,455	1,824	392,222
Real estate: Construction	46,628	63	506	—	47,197
Real estate: Multi-family and farmland	20,309	95	10	62	20,476
Commercial	88,472	3,567	3,271	2,955	98,265
Consumer	17,182	38	23	250	17,493
Other	4,619	—	29	—	4,648
Total Loans	$736,562	$11,176	$11,484	$5,189	$764,411
As of December 31, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$170,044	$5,700	$5,804	$107	$181,655
Real estate: Commercial	308,677	2,993	2,217	956	314,843
Real estate: Construction	43,453	3,688	699	—	47,840
Real estate: Multi-family and farmland	17,930	98	80	—	18,108
Commercial	68,780	1,834	3,153	218	73,985
Consumer	22,218	57	264	—	22,539
Other	4,621	1	30	—	4,652
Total Loans	$635,723	$14,371	$12,247	$1,281	$663,622

As of June 30, 2014

	Pass	Special Mention	Substandard – Non-impaired	Substandard – Impaired	Total
	(in thousands)
Loans by Classification
Real estate: Residential 1-4 family	$163,385	$8,036	$6,797	$264	$178,482
Real estate: Commercial	304,083	1,629	4,003	1,812	311,527
Real estate: Construction	48,399	3,450	935	—	52,784
Real estate: Multi-family and farmland	15,355	148	675	—	16,178
Commercial	59,027	3,655	3,040	230	65,952
Consumer	29,687	84	270	—	30,041
Other	4,541	—	34	—	4,575
Total Loans	$624,477	$17,002	$15,754	$2,306	$659,539

We classify a loan as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans were $5.2 million at June 30, 2015, $1.3 million at December 31, 2014 and $2.3 million at June 30, 2014. For impaired loans, any payments made by the borrower are generally applied directly to principal.

The allowance associated with specific impaired loans totaled $1.3 million as of June 30, 2015, compared to zero as of December 31, 2014 and $514 thousand as of June 30, 2014. General reserves totaled $8.3 million as of June 30, 2015, compared to $8.6 million as of December 31, 2014 and $8.9 million as of June 30, 2014. Specific reserves are based on our evaluation of each impaired relationship. The general reserve is determined by applying the historical loss factor and qualitative and environmental factors to the applicable loan pools. Our allowance as a percentage of total loans has decreased mostly due to an increase in loans that have lower qualitative and environmental risk associated with them. The ratio of the general reserves to the applicable loan pools has declined from 1.40% as of June 30, 2014 and 1.29% as of December 31, 2014 to 1.10% as of June 30, 2015.
We believe that the allowance for loan and lease losses as of June 30, 2015 is sufficient to absorb probable incurred losses in the loan portfolio based on our assessment of the information available, including the results of extensive internal and independent reviews of our loan portfolio, as discussed in the Asset Quality and Non-Performing Assets section below. Our assessment involves uncertainty and judgment; therefore, the level of the allowance as compared to total loans may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examinations, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant.

Asset Quality and Non-Performing Assets
As of June 30, 2015, our allowance for loan and lease losses as a percentage of total loans was 1.26%, which is a decrease from the 1.29% as of December 31, 2014 and a decrease from 1.43% as of June 30, 2014.  Net charge-offs (recoveries) as a percentage of average loans (annualized) was 0.06% for the six months ended June 30, 2015 compared to (0.08)% for the same period in 2014. As of June 30, 2015, non-performing assets increased to $12.6 million, or 1.15% of total assets, from $9.0 million, or 0.84% of total assets as of December 31, 2014 and decreased from $13.7 million, or 1.35% of total assets as of June 30, 2014. Our total non-performing loans as of June 30, 2015 increased by $3.7 million, or 83.5%, and $2.2 million, or 36.6%, respectively, when compared to December 31, 2014 and June 30, 2014. Our total nonperforming assets as of June 30, 2015 increased by $3.6 million, or 40.5%, and decreased $1.1 million, or 8.0%, respectively, when compared to December 31, 2014 and June 30, 2014. The allowance as a percentage of total non-performing loans was 117.63% as of June 30, 2015 compared to 192.22% at December 31, 2014 and 157.35% at June 30, 2014.
Special mention loans decreased $3.2 million, or 22.2%, from $14.4 million as of December 31, 2014 to $11.2 million as of June 30, 2015. Comparing June 30, 2015 to June 30, 2014, special mention loans decreased by $5.8 million, or 34.3%. Substandard loans increased $3.1 million, or 23.2%, from $13.5 million at December 31, 2014 to $16.7 million at June 30, 2015. Comparing June 30, 2015 to June 30, 2014, substandard loans decreased by $1.4 million, or 7.7%. The increase in substandard loans as of June 30, 2015 was primarily due to the downgrade of one loan relationship. We have achieved steady reductions in other real estate owned. OREO declined by $70 thousand, or 1.6%, from $4.5 million as of December 31, 2014 to $4.4 million as of June 30, 2015. Comparing June 30, 2015 to June 30, 2014, OREO declined by $3.3 million, or 42.5%. This is a direct result of our efforts to liquidate and sell our OREO properties as well as reduced inflows into OREO.

Nonperforming assets include nonaccrual loans, loans past-due over ninety days and still accruing, restructured loans, OREO and repossessed assets. The following table, which includes both loans held-for-sale and loans held-for-investment, presents our non-performing assets and related ratios.
NON-PERFORMING ASSETS BY TYPE

	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands, except percentages)
Nonaccrual loans	$6,745	$4,348	$4,891
Loans past due 90 days and still accruing	1,416	100	1,083
Total nonperforming loans, including loans 90 days and still accruing	$8,161	$4,448	$5,974

Other real estate owned	$4,441	$4,511	$7,717
Repossessed assets	—	8	8
Total nonperforming assets	$12,602	$8,967	$13,699

Nonperforming loans as a percentage of total loans	1.07%	0.67%	0.91%
Nonperforming assets as a percentage of total assets	1.15%	0.84%	1.35%

The following table provides the classifications for nonaccrual loans and other real estate owned as of June 30, 2015, December 31, 2014 and June 30, 2014.
NON-PERFORMING ASSETS – CLASSIFICATION AND NUMBER OF UNITS

	June 30, 2015		December 31, 2014		June 30, 2014
	Amount	Units	Amount	Units	Amount	Units
	(dollar amounts in thousands)
Nonaccrual loans
Construction/development loans	$—	—	$162	2	$363	3
Residential real estate loans	996	31	1,529	39	1,262	40
Commercial real estate loans	1,886	10	1,019	9	1,932	11
Commercial and industrial loans	3,603	18	1,382	17	1,079	16
Consumer and other loans	260	7	256	8	255	6
Total	$6,745	66	$4,348	75	$4,891	76
Other real estate owned
Construction/development	$1,107	102	$1,882	111	$3,109	175
Residential real estate	1,489	12	650	12	1,325	17
Commercial real estate	1,572	10	1,673	12	2,977	13
Multi-family and farmland	—	—	—	—	—	—
Commercial and industrial	273	1	306	1	306	1
Total	$4,441	125	$4,511	136	$7,717	206

Nonaccrual loans totaled $6.7 million, $4.3 million and $4.9 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.  We place loans on nonaccrual when we have concerns related to our ability to collect the loan principal and interest, and generally when loans are 90 or more days past due. As of June 30, 2015, we are not aware of any additional material loans that we have doubts as to the collectability of principal and interest that are not classified as nonaccrual. As previously described, we have individually reviewed each nonaccrual loan in excess of $250 thousand for possible impairment. We measure impairment by adjusting loans to either the present value of expected cash flows, the fair value of the collateral or observable market prices.

As of June 30, 2015, nonaccrual loans increased by $2.4 million, or 55.1%, compared to December 31, 2014. Comparing June 30, 2015 to December 31, 2014, nonaccrual commercial and industrial loans increased by $2.2 million and commercial real estate nonaccrual loans increased by $868 thousand. The increase in commercial and industrial nonaccrual loans is primarily related to the downgrade of one relationship during the second quarter of 2015. We continue to actively pursue appropriate strategies to maintain or reduce the current level of nonaccrual loans.
OREO decreased $70 thousand from December 31, 2014 to June 30, 2015.  During the six months ended June 30, 2015, we sold 12 properties resulting in proceeds of $1.1 million. We expect continued OREO resolutions during 2015 due to marketing strategies and general stabilization in the real estate markets in our footprint.
Loans 90 days past due and still accruing increased $1.3 million for the six months ended June 30, 2015 when compared to December 31, 2014. As of June 30, 2015, the $1.4 million in loans 90 days past due and still accruing was composed of $544 thousand in residential real estate loans, $334 thousand in commercial real estate, $169 thousand in construction real estate, $360 thousand in commercial loans and $9 thousand of consumer loans.
Loans 90 days past due and still accruing were $100 thousand as of December 31, 2014. Of these past due loans as of December 31, 2014, residential real estate loans totaled $11 thousand, $68 thousand in construction real estate and $21 thousand in consumer loans.
As of June 30, 2015, loans 90 days past due and still accruing increased $333 thousand when compared to the same period in 2014. As of June 30, 2014, the $1.1 million in loans 90 days past due and still accruing was composed of $716 thousand in residential real estate loans, $188 thousand in commercial real estate loans, $170 thousand in construction real estate loans and $9 thousand in consumer loans.
Total non-performing assets as of the second quarter of 2015 were $12.6 million compared to $9.0 million at December 31, 2014 and $13.7 million at June 30, 2014.
As of June 30, 2015, our asset quality ratios are consistent with or less favorable than our peer group. As previously stated, we monitor our asset quality against our peer group, as defined by all commercial banks with $1 billion to $3 billion in total assets as presented in the UBPR. The following table provides our asset quality ratios and our UBPR peer group ratios as of March 31, 2015, which is the latest available information.

NONPERFORMING ASSET RATIOS

	First Security Group, Inc.	UBPR Peer Group
Nonperforming loans[1] as a percentage of gross loans	1.07%	0.91%
Nonperforming loans[1] as a percentage of the allowance	85.01%	72.99%
Nonperforming loans[1] as a percentage of equity capital	9.01%	5.45%
Nonperforming loans[1] plus OREO as a percentage of gross loans plus OREO	1.64%	1.34%
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
Available-for-sale securities totaled $90.6 million at June 30, 2015, $95.6 million at December 31, 2014 and $102.4 million at June 30, 2014. Held-to-maturity securities totaled $115.7 million at June 30, 2015, $124.5 million at December 31, 2014 and $130.7 million at June 30, 2014. We maintain a level of securities to provide an appropriate level of liquidity and to provide a proper balance to our interest rate and credit risk in our loan portfolio. The decrease in securities available-for-sale of $5.0 million at June 30, 2015 from December 31, 2014, reflects the sale of securities as well as the redeployment of cash flows from principal payments into loans. At June 30, 2015, December 31, 2014 and June 30, 2014, the available-for-sale securities portfolio had gross unrealized gains of approximately $649 thousand, $849 thousand and $962 thousand, and gross unrealized losses of approximately $546 thousand, $367 thousand and $854 thousand, respectively. At June 30, 2015, December 31, 2014 and June 30, 2014, the held-to maturity securities had gross unrecognized gains of approximately $3.8 million, $3.9 million and $2.8 million and gross unrecognized losses of approximately $744 thousand, $305 thousand and $477 thousand, respectively. Our securities portfolio at June 30, 2015 consisted of tax-exempt municipal securities, federal agency bonds, federal agency issued Real Estate Mortgage Investment Conduits (REMICs), federal agency issued pools, collateralized loan obligations and corporate bonds.
The following tables provides the amortized cost of our available-for-sale and held-to-maturity securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
MATURITY OF AFS INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$100	$1,528	$—	$—	$1,628
Municipal - taxable	—	635	211	521	1,367
Agency bonds	—	—	—	—	—
Agency issued REMICs	3,300	23,843	—	—	27,143
Agency issued mortgage pools	28	25,087	13,193	—	38,308
Other	—	7,445	9,525	5,091	22,061
Total	$3,428	$58,538	$22,929	$5,612	$90,507
Tax equivalent yield	4.53%	1.71%	1.57%	2.70%	1.75%
MATURITY OF HTM INVESTMENT SECURITIES – AMORTIZED COST

	Less than One Year	One to Five Years	Five to Ten Years	More Than Ten Years	Totals
	(in thousands, except percentages)
Municipal - tax exempt	$—	$—	$—	$8,325	$8,325
Municipal - taxable	—	3,684	11,462	3,667	18,813
Agency bonds	—	22,264	18,209	14,709	55,182
Agency issued REMICs	—	—	—	21,605	21,605
Agency issued mortgage pools	—	—	1,460	10,319	11,779
Total	$—	$25,948	$31,131	$58,625	$115,704
Tax equivalent yield	—%	1.60%	2.07%	3.07%	1.99%

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
As of June 30, 2015, we performed an impairment assessment of the available-for-sale securities in the portfolio and the held-to-maturity portfolio that had an unrealized losses to determine whether the decline in the fair value of these securities below their cost was other-than-temporary. Under authoritative accounting guidance, impairment is considered other-than-temporary if any of the following conditions exists: (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (3) we do not expect to recover the security’s entire amortized cost basis, even if we do not intend to sell. Additionally, accounting guidance requires that for impaired available-for-sale securities that we do not intend to sell and/or that it is not more-likely-than-not that we will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. Losses related to held-to-maturity securities are not recorded, as these securities are carried at their amortized cost. If a decline is determined to be other-than-temporary due to credit losses, the cost basis of the individual available-for-sale or held-to-maturity security is written down to fair value, which then becomes the new cost basis. The new cost basis would not be adjusted in future periods for subsequent recoveries in fair value, if any.
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
As of June 30, 2015, gross unrealized losses in the Company’s available-for-sale portfolio totaled $546 thousand, compared to $367 thousand as of December 31, 2014 and $854 thousand as of June 30, 2014. As of June 30, 2015, gross unrecognized losses in the Company's held-to-maturity portfolio totaled $744 thousand compared to $305 thousand as of December 31, 2014 and $477 thousand as of June 30, 2014. As of June 30, 2015, the available-for-sale securities unrealized losses in mortgage-backed securities (consisting of nineteen securities), municipals (consisting of three security) and the held-to-maturity unrecognized losses in mortgage-backed securities (consisting of nine securities), municipals (consisting of four securities) and federal agencies (consisting of eight securities) are primarily due to widening credit spreads and changes in interest rates subsequent to purchase. Between June 30, 2014 and June 30, 2015, the rate on the 10-year U.S. Treasury decreased from approximately 2.53% to 2.35%. As this represented a decrease in interest rates, the market valuation of the Company's securities adjusted accordingly. The unrealized loss in other available-for-sale securities relates to two corporate notes. The unrealized loss in the corporate notes is primarily due to changes in interest rates subsequent to purchase. The Company does not intend to sell the available-for-sale investments with unrealized losses and it is not more likely than not that the Company will be required to sell the available-for-sale investments before recovery of their amortized cost basis, which may be maturity. Based on results of the Company’s impairment assessment, the unrealized losses related to the available-for-sale securities and the unrecognized losses related to the held-to-maturity securities at June 30, 2015 are considered temporary.
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
As of June 30, 2015, we have identified approximately $16.0 million of CLOs within its investment security portfolio that may be impacted by the Volcker Rule. If these securities are deemed to be prohibited bank investments, we would have to sell the securities prior to the compliance date of July 21, 2017 or any applicable extensions. At this time, we anticipate that our CLOs will have significant principal reductions prior to the conformity date and therefore, we currently intend to continue to hold these securities. The unrealized gain as of June 30, 2015 for the CLOs totaled $14 thousand.
As of June 30, 2015, we owned securities from issuers in which the aggregate amortized cost from such issuers exceeded 5% of our shareholders’ equity. The following table presents the amortized cost and market value of the securities from each such issuer as of June 30, 2015.

	Amortized Cost	Market Value
	(in thousands)
Federal National Mortgage Association (FNMA)	$49,464	$48,996
Federal Home Loan Mortgage Corporation (FHLMC)	$21,214	$21,227
Government National Mortgage Association (GNMA)	$29,579	$29,357

We held no federal funds sold as of June 30, 2015, December 31, 2014 or June 30, 2014. As of June 30, 2015, we held $6.0 million in interest bearing deposits, primarily at the Federal Reserve Bank of Atlanta, compared to $29.6 million at December 31, 2014 and $16.5 million as of June 30, 2014. The yield on our account at the Federal Reserve Bank is approximately 25 basis points.
At June 30, 2015, we held $29.5 million in bank-owned life insurance, compared to $29.2 million at December 31, 2014 and $28.8 million at June 30, 2014.

Deposits and Other Borrowings
As of June 30, 2015, total deposits increased by 1.8% (3.6% annualized) from December 31, 2014 and increased by 6.2% from June 30, 2014. The increase from December 31, 2014 was primarily due to the increase in noninterest bearing demand accounts and savings and money market accounts offset by reductions in our retail and jumbo certificates of deposit. The increase from June 30, 2014 was principally a result of increases in our noninterest and interest bearing demand accounts, savings and money market accounts and brokered deposits partially offset by reductions in our retail and jumbo certificates of deposit. Excluding brokered deposits, our deposits increased by 1.7% (3.4% annualized) from December 31, 2014 and increased 4.3% from June 30, 2014. In the first six months of 2015, noninterest bearing demand deposits increased by 5.9% and interest bearing demand deposits remained consistent compared to December 31, 2014. Retail and jumbo certificates of deposit declined by 4.1% and 0.8%, respectively, when comparing June 30, 2015 to December 31, 2014. We define our core deposits to include interest bearing and noninterest bearing demand deposits, savings and money market accounts, as well as retail certificates of deposit with denominations less than $100,000. Core deposits increased by $14.6 million, or 2.1% (4.3% annualized), from December 31, 2014. We consider our retail certificates of deposit to be a stable source of funding because they are in-market, relationship-oriented deposits. Core deposit growth is an important tenet of our business strategy.
Summary of Deposits

(in thousands)	June 30, 2015	Percent Change	December 31, 2014	Percent Change	June 30, 2014
Noninterest Bearing Demand	$169,462	5.92%	$159,996	13.29%	$149,588
Interest Bearing Demand	112,123	0.99%	111,021	9.81%	102,106
Savings and Money Market	268,901	3.95%	258,694	15.16%	233,502
Certificates of Deposit less than $100 thousand	144,879	(4.11)%	151,089	(11.38)%	163,486
Total Core Deposits	695,365	2.14%	680,800	7.20%	648,682
Certificates of Deposit of $100 thousand or more	118,617	(0.75)%	119,514	(10.13)%	131,991
Brokered Deposits	107,704	2.28%	105,299	23.75%	87,036
Total Deposits	$921,686	1.77%	$905,613	6.22%	$867,709

Brokered certificates of deposits increased $20.7 million from June 30, 2014 to June 30, 2015 and increased $2.4 million from December 31, 2014 to June 30, 2015 net of scheduled and called maturities. In addition to brokered certificates of deposits, FSGBank, in partnership with with the network banks associated with Promontory Interfinancial Network, LLC, is a member bank of the Certificate of Deposit Account Registry Service® ("CDARS") and the Insured Cash Sweep® ("ICS") networks. CDARS is a network of banks that allows customers’ CDs to receive full FDIC insurance of up to $50 million. Additionally, members have the opportunity to purchase or sell one-way time deposits. ICS is a network of banks that allow customer transaction accounts to receive multi-million-dollar FDIC insurance coverage. As of June 30, 2015, our CDARS balance consists of $15.8 million in reciprocal customer accounts. As of June 30, 2015, our ICS balance was $54.2 million in reciprocal customer accounts.
Brokered deposits at June 30, 2015, December 31, 2014 and June 30, 2014 were as follows:

BROKERED DEPOSITS

	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands)
Brokered certificates of deposits	$37,721	$42,684	$68,963
CDARS - Customer deposits	15,792	14,256	12,699
CDARS - Purchased deposits	—	—	373
ICS - Customer deposits	54,191	48,359	5,001
Total	$107,704	$105,299	$87,036

The table below is a maturity schedule for our brokered deposits as of June 30, 2015.
BROKERED DEPOSITS – BY MATURITY

	Less than three months	Three months to six months	Six months to twelve months	One to two years	Greater than two years
	(in thousands)
Brokered certificates of deposit	$6,008	$—	$4,791	$8,824	$18,098
CDARS - Customer deposits	4,056	100	1,597	6,017	4,022
ICS - Customer deposits	54,191	—	—	—	—
Total	$64,255	$100	$6,388	$14,841	$22,120

As of June 30, 2015, December 31, 2014 and June 30, 2014, we had no Federal funds purchased.
Securities sold under agreements to repurchase with commercial checking customers were $14.0 million as of June 30, 2015, compared to $12.8 million and $15.9 million as of December 31, 2014 and June 30, 2014, respectively.
As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), we have the ability to acquire short and long-term advances through a blanket agreement secured by our unencumbered qualifying 1-4 family first mortgage loans and by pledging investment securities or individual, qualified loans, subject to approval of the FHLB. At June 30, 2015, December 31, 2014 and June 30, 2014, we had FHLB advances of $65.1 million, $56.0 million and $38.1 million, respectively.
The terms of the FHLB advances as of June 30, 2015, December 31, 2014 and June 30, 2014 are as follows:

Balance as of June 30, 2015
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2015	6/1/2015	FHLB fixed rate advance	$40,000	0.15%	7/1/2015
2015	6/30/2015	FHLB variable rate advance	25,100	0.15%	7/1/2015
			$65,100

Balance as of December 31, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2015	12/31/2014	FHLB variable rate advance	$56,000	0.14%	1/2/2015

Balance as of June 30, 2014
Maturity Year	Origination Date	Type	Principal (in thousands)	Rate	Maturity
2014	6/30/2014	FHLB variable rate advance	$38,075	0.11%	7/1/2014

Liquidity
Liquidity refers to our ability to adjust future cash flows to meet the needs of our daily operations. We rely primarily on the operations and cash balance of FSGBank to fund the liquidity needs of our daily operations. Our cash balance on deposit with FSGBank, which totaled approximately $4.9 million as of June 30, 2015, is available for funding activities for which FSGBank will not receive direct benefit, such as shareholder relations and holding company operations. These funds should adequately meet our cash flow needs.
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

As of June 30, 2015, our interest bearing account at the Federal Reserve Bank of Atlanta totaled approximately $5.9 million. This liquidity is available to fund our contractual obligations and prudent investment opportunities.
As of June 30, 2015, FSGBank had $152.7 million of total borrowing capacity at FHLB with all 1-4 family residential mortgages and certain investment securities pledged as collateral as well as the amount of FHLB stock we own. The available borrowing capacity totaled $165.7 million at December 31, 2014 and $177.9 million at June 30, 2014.
Another source of funding is loan participations sold to other commercial banks (in which we retain the servicing rights). As of quarter-end, we had approximately $61.1 million in loan participations sold. FSGBank may sell loan participations as a source of liquidity. An additional source of short-term funding would be to pledge investment securities against a line of credit at a commercial bank. As of quarter-end, FSGBank had $147.2 million in investment securities pledged for repurchase agreements, treasury tax and loan deposits, and public-fund deposits attained in the ordinary course of business. As of June 30, 2015, our unpledged available-for-sale and held-to-maturity securities totaled $29.1 million and $30.0 million, respectively.
Additionally, we had $92.5 million in unsecured Federal Reserve lines of credit as of June 30, 2015 that were fully available.
We also utilize brokered deposits to provide an additional source of funding. As of June 30, 2015, we had $37.7 million in brokered CDs outstanding with a weighted average remaining life of approximately 26 months, a weighted average coupon rate of 1.91% and a weighted average all-in cost (which includes fees paid to deposit brokers) of 1.92%. Our CDARS product had $15.8 million at June 30, 2015, with a weighted average coupon rate of 0.61% and a weighted average remaining life of approximately 18 months. Our certificates of deposit greater than $100 thousand were generated in our communities and are considered relatively stable.
Management believes that our liquidity sources are adequate to meet our current operating needs. We continue to study our contingency funding plans and update them as needed paying particular attention to the sensitivity of our liquidity and deposit base to positive and negative changes in our asset quality.
The following table illustrates our significant contractual obligations at June 30, 2015 by future payment period.
CONTRACTUAL OBLIGATIONS

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(in thousands)
Certificates of deposit [1]	$147,058	$73,045	$43,353	$40	$263,496
Brokered certificates of deposit [1]	10,799	11,500	15,422	—	37,721
CDARS® [1]	5,753	10,039	—	—	15,792
Securities sold under agreements to repurchase [2]	14,034	—	—	—	14,034
FHLB borrowings	65,100	—	—	—	65,100
Operating lease obligations [3]	825	1,794	1,401	1,613	5,633
Total	$243,569	$96,378	$60,176	$1,653	$401,776
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

Net cash provided by operations during the first six months of 2015 totaled $2.3 million compared to net cash provided by operations of $1.8 million for the same period in 2014. The increase in net cash provided by operations was primarily due to the change in other assets and liabilities. Net cash used in investing activities totaled $53.0 million for the six months ended June 30, 2015, compared to net cash used in investing activities of $29.2 million for the same period in 2014. The increase in cash used is primarily associated with an increase in our loan originations of $17.5 million and a decrease in our sales of available-for-sale securities of $62.5 million for the first six months of 2015 when compared to the same period in 2014, partially offset by an increase in proceeds from sales of loans of $56.0 million. Net cash provided by financing activities was $26.5 million for the first six months of 2015 compared to net cash provided by financing activities of $31.9 million in the comparable 2014 period. The decrease in cash provided by financing activities is primarily related to the decrease in FHLB borrowings partially offset by an increase in deposits.

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
The following table discloses our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at the dates indicated.

	As of
	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands)
Commitments to extend credit - fixed rate	$43,796	$37,819	$35,290
Commitments to extend credit - variable rate	110,317	94,568	96,417
Total Commitments to extend credit	$154,113	$132,387	$131,707

Standby letters of credit	$3,633	$3,272	$3,591

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

The following table presents capital ratios for the Company and FSGBank at June 30, 2015, December 31, 2014 and June 30, 2014:

First Security Group, Inc.	Actual		Capital Adequacy		Excess
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to risk-weighted assets)	97,060	10.8%	40,458	4.5%	56,602	6.3%
Tier 1 capital (to risk-weighted assets)	97,060	10.8%	53,944	6.0%	43,116	4.8%
Total capital (to risk-weighted assets)	106,968	11.9%	71,926	8.0%	35,042	3.9%
Tier 1 leverage ratio	97,060	8.9%	43,415	4.0%	53,645	4.9%

December 31, 2014
Tier 1 capital (to risk-weighted assets)	92,928	11.9%	25,264	4.0%	67,664	7.9%
Total capital (to risk-weighted assets)	101,475	13.0%	50,529	8.0%	50,946	5.0%
Tier 1 leverage ratio	92,928	9.4%	44,879	4.0%	48,049	5.4%

June 30, 2014
Tier 1 capital (to risk-weighted assets)	94,254	12.4%	30,527	4.0%	63,727	8.4%
Total capital (to risk-weighted assets)	103,796	13.6%	61,054	8.0%	42,742	5.6%
Tier 1 leverage ratio	94,254	9.4%	40,224	4.0%	54,030	5.4%

FSGBank	Actual		Well Capitalized		Excess
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to risk-weighted assets)	92,162	10.3%	58,434	6.5%	33,728	3.8%
Tier 1 capital (to risk-weighted assets)	92,162	10.3%	71,919	8.0%	20,243	2.3%
Total capital (to risk-weighted assets)	102,070	11.4%	89,899	10.0%	12,171	1.4%
Tier 1 leverage ratio	92,162	8.5%	54,267	5.0%	37,895	3.5%

December 31, 2014
Tier 1 capital (to risk-weighted assets)	86,781	11.3%	39,192	6.0%	47,589	5.3%
Total capital (to risk-weighted assets)	95,264	12.4%	65,319	10.0%	29,945	2.4%
Tier 1 leverage ratio	86,781	8.9%	55,983	5.0%	30,798	3.9%

June 30, 2014
Tier 1 capital (to risk-weighted assets)	88,769	11.6%	45,773	6.0%	42,996	5.6%
Total capital (to risk-weighted assets)	98,307	12.9%	76,289	10.0%	22,018	2.9%
Tier 1 leverage ratio	88,769	8.8%	50,280	5.0%	38,489	3.8%

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
Market risk, with respect to us, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. We manage several types of risk, such as credit, liquidity and interest rate risks. We consider interest rate risk to be a significant risk that could potentially have a large material effect on our financial condition. Further, we process hypothetical scenarios whereby we shock our balance sheet up and down for possible interest rate changes, we analyze the potential change (positive or negative) to net interest income, as well as the effect of changes in fair market values of assets and liabilities. We do not deal in international instruments, and therefore are not exposed to risks inherent to foreign currency. Additionally, as of June 30, 2015, we had no trading assets that exposed us to the risks in market changes.
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
Our income simulation analysis projected net interest income based on a decline in interest rates of 100 basis points (i.e. 1.00%) and an increase of 100 basis points, 200 basis points and 300 basis points (1.00%, 2.00% and 3.00%, respectively) over a twelve-month period. Given this scenario, as of June 30, 2015, we had an exposure to falling rates and a benefit from rising rates. More specifically, our model forecasts a decline in net interest income of $2.2 million, or 6.7%, as a result of a 100 basis point decline in rates based on annualizing our financial results through June 30, 2015. The model predicts a $2.0 million, or 6.1%, increase in net interest income resulting from a 100 basis point increase in rates. The model also forecasts an $4.2 million increase in net interest income, or 12.5%, as a result of a 200 basis point increase in rates. Finally, the model forecasts an $6.3 million increase in net interest income, or 18.9%, as a result of a 300 basis point increase in rates.
The following chart reflects our sensitivity to changes in interest rates as indicated as of June 30, 2015. The numbers are based on a static balance sheet, and the chart assumes that pay downs and maturities of both assets and liabilities are reinvested in like instruments at current interest rates.
INTEREST RATE RISK
INCOME SENSITIVITY SUMMARY

	Down 100 BP	Current	Up 100 BP	Up 200 BP	Up 300 BP
	(in thousands, except percentages)
Annualized net interest income[1]	$31,224	$33,455	$35,502	$37,640	39,765
Dollar change net interest income	(2,231)	—	2,047	4,185	6,310
Percentage change net interest income	(6.67)%	0.00%	6.12%	12.51%	18.86%
 __________________

1.	Annualized net interest income is a twelve month projection based on year-to-date results.
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
Our CEO and CFO have concluded that our Disclosure Controls were effective at a reasonable assurance level as of June 30, 2015.
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
Atlantic Capital Merger:
Two putative shareholder class action lawsuits have been filed in connection with the merger. Knutson v. First Security Group, Inc. et al., filed April 15, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, and Atlantic Capital as defendants. Meade v. Kramer, et al., filed April 24, 2015 in the Chancery Court for Hamilton County, Tennessee, names First Security, the members of its board of directors, FSGBank, N.A., Atlantic Capital and Atlantic Capital Bank as defendants. Each of these complaints alleges, among other things, that the First Security directors breached their fiduciary duties in connection with the negotiation and approval of the merger agreement and that the other named defendants aided and abetted those alleged breaches of fiduciary duties. Among other relief, the plaintiffs seek injunctive relief preventing parties from consummating the merger, rescission of the transactions completed by the merger agreement, an award of attorney’s fees and expenses for plaintiffs and other forms of relief. On June 1, 2015, the Chancery Court entered an order consolidating these two suits under the caption In re First Security Group, Inc. Stockholder Litigation, Case No. 15-0212. On June 25, 2015, the plaintiffs filed an amended and consolidated class action complaint in the Chancery Court for Hamilton County, Chattanooga. The amended complaint repeats many of the same allegations of the original complaints but also makes additional allegations with respect to disclosures contained in the joint proxy statement/prospectus. First Security believes that these lawsuits are without merit and intends to vigorously defend against them. First Security has not accrued a liability for these claims. On July 24, 2015, the defendants filed motions to dismiss the amended complaint.  A hearing on the motions to dismiss has been scheduled for August 31, 2015.

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

2.1
First Amendment to the Agreement and Plan of Merger between First Security and Atlantic Capital Bancshares, Inc., incorporated by reference to Exhibit 2.1 of First Security's Current Report on Form 8-K dated June 8, 2015, as filed with the SEC on June 10, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

FIRST SECURITY GROUP, INC.
(Registrant)

August 5, 2015	/s/ D. MICHAEL KRAMER
D. Michael Kramer
Chief Executive Officer

August 5, 2015	/s/ JOHN R. HADDOCK
John R. Haddock
Chief Financial Officer